Form 10-K
CALIFORNIA COMMERCIAL BANKSHARES
filed 1995-03-31
CIK 704886

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                               FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the fiscal year ended 12/31/94

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.  For the transition period        to

                        COMMISSION FILE NUMBER 2-78788

                       CALIFORNIA COMMERCIAL BANKSHARES
                       --------------------------------
         (Exact name of registrant as specified in its charter)

               CALIFORNIA                              95-3748495
               ----------                              ----------
      (State or other jurisdiction of         (IRS Employer identification No.)
       incorporation or organization)

      4100 NEWPORT PLACE, NEWPORT BEACH,                 92660
      ----------------------------------                 -----
                  CALIFORNIA
                  ----------
       (Address of principal executive                (Zip Code)
                   offices)

Registrant's telephone number, including area code: (714) 863-2300

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

The aggregate market value of voting stock held by non-affiliates of the registrant was $7,482,998 on March 7, 1995, based on the average bid and asked price of $5.25 share as reported on the National Daily Quotation Service "Pink Sheets".

                                  2,425,000
                                  ---------
      (Number of shares of Common Stock outstanding as of March 13, 1995)

The Exhibit Index is located on Page

The total number of sequentially numbered pages is

PART I.


ITEM 1.  BUSINESS.
------------------

                            BUSINESS OF THE COMPANY

California Commercial Bankshares (the "Company") is a bank holding company, incorporated under the laws of the State of California on June 16, 1982, and is registered under the Bank Holding Company Act of 1956, as amended. The Company's primary purpose is to be a bank holding company for its wholly-owned subsidiary, National Bank of Southern California, a national banking association organized under the laws of the United States (the "Bank"). At December 31, 1994, the Company had total assets of $301 million and total shareholders' equity of $20 million.

On January 10, 1983, the Company purchased 450,000 shares of the Bank's common stock, which constituted all of the issued and outstanding capital stock of the Bank. The Bank's charter was granted by the Comptroller of the Currency (the "Comptroller") on January 10, 1983, and the Bank began operations as a full-service commercial bank on that date.

During 1985, the Company activated another subsidiary, Venture Partners, Inc., a California corporation incorporated on March 11, 1983 ("Venture"), to act as an intermediary for tax deferred exchanges, a service function for the escrow department of the Bank.

The Company has no other subsidiaries or affiliated businesses other than the Bank and Venture. The Company's executive offices are located at 4100 Newport Place, Newport Beach, California 92660. Telephone number 714-497-9380


                              BUSINESS OF THE BANK

The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is a member of the Federal Reserve System. In addition to its headquarters office in Newport Beach, California, the Bank presently operates three branches located in Santa Ana, El Toro and Orange, California. At December 31, 1994, the Bank had total assets of $300 million, gross loans and leases of $202 million, total deposits of $278 million and total shareholders' equity of $21 million.

The Bank is engaged in substantially all of the services customarily conducted by independent commercial banks in California including checking, savings and time deposit accounts, commercial, interim construction, personal, home improvement, mortgage, automobile and other installment and term loans, leasing, traveler's checks, safe deposit boxes, collection services, night depository facilities, wire transfers and automatic teller machines.

See distribution of assets, liabilities and shareholders' equity; interest rates and interest differential at pages 19, 20 and 21.

LOANS AND LEASES
----------------

The aggregate balances of loans and leases, excluding deferred fees, outstanding at the indicated dates are shown in the following table according to the type of loan. All loans are domestic loans.

                                                At December 31:
                                                ---------------
                                                   $ in 000's

                              1994       1993       1992       1991       1990
                            --------   --------   --------   --------   --------
REAL ESTATE:

  Miniperms (Real
   estate secured
   with 1-5 years
   maturity)                $ 66,102   $ 62,799   $ 52,479   $ 47,688   $ 30,444

  Equity Lines                 8,691     10,838     11,191     14,281     12,481

  Construction                29,792     38,563     56,703     66,996     66,925
                            --------   --------   --------   --------   --------
  Total Real Estate          104,585    112,200    120,373    128,965    109,850

Commercial                    82,600     86,887    103,576    128,750    140,485

Installment and
 Other                        10,845     11,290     15,506     20,544     18,937

Leases                         3,615      3,970      5,590      8,109      9,062
                            ----------------------------------------------------
TOTAL LOANS AND
 LEASES                     $201,645   $214,347   $245,045   $286,368   $278,334
                            ===================================================

The declining balance of loans from 1991 through 1994 reflects the continued recession in the local economy, a reduction in the demand for loans and the Bank's commitment of its financial and human resources to identifying and collecting problem loans and leases and to disposing of other real estate owned obtained through foreclosure.

The Bank concentrates its lending activities in three principal areas:

(1) REAL ESTATE LOANS Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior trust deeds on specific properties and equity lines of credit. The properties collateralizing real estate loans are principally located in the Bank's primary market area of Orange County and contiguous communities. The construction loans are comprised of loans on residential and income producing properties, generally have terms less than two years and typically bear an interest rate that floats with prime. The miniperm loans finance the purchase and/or ownership of income producing properties. Miniperm loans generally are made on a thirty year amortization schedule with a lump sum, balloon payment due in 1-5 years. Equity lines of credit are revolving lines of credit collateralized by junior trust deeds on real properties. They bear a rate of interest that floats with prime and have maturities of five to seven years. The Bank also makes a small number of loans on 1-4 family residential properties and 5 or more unit residential properties. From time to time, the Bank purchases participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval processes as loans made directly by the Bank. During 1994, the Bank purchased $381,000 of participations in real estate loans from other institutions. At December 31, 1994, the Bank had $1,685,000 outstanding in real estate participation loans purchased from other institutions.

(2) COMMERCIAL LOANS Commercial loans are granted to finance operations or for specific purposes, such as to finance the purchase of equipment. Since cash flows from operations are generally the primary source of repayment, the Bank's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Lines of credit are made to businesses or individuals based on the financial strength and integrity of the borrower, are generally collateralized by inventory and accounts receivable, but may be uncollateralized, and generally have a maturity of one year or less. They generally bear an interest rate that floats with prime. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short term debt originally used to purchase fixed assets or, in rare cases, to finance purchases of businesses. Commercial term loans generally have a term of from one to five years. Commercial term loans may be collateralized by the asset being acquired or other available assets.

(3) CONSUMER LOANS Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Bank also makes leases on new and used automobiles. These leases may be closed-end or commercial leases, have a term of one to five years and bear interest at a fixed rate.

The following tables show the amount of loans (excluding mortgages of 1-4 family residences, installment loans and leases) of the Bank outstanding as of December 31, 1994 which, based on remaining scheduled repayments of principal, (1) are due in the period indicated and (2) for the amounts due after one year, are fixed rate or floating rate.

                            Maturing in    Maturing in     Maturing
                               1995         1996-2000     After 2000     Total

                                                $ in 000's
                                                ----------

Commercial                    $51,942         $35,057       $17,622     $104,621

Real Estate and                32,020         $48,140        16,864       97,024
 Construction
                              --------------------------------------------------
   TOTAL                      $83,962         $83,197       $34,486      201,645
                              ==================================================


             $ in 000's                   INTEREST SENSITIVITY
                                       --------------------------
                                       Fixed Rate   Variable Rate
                                       --------------------------
Due After One But Within Five
 Years                                   $20,073       $63,124

Due After Five Years                       5,937        28,549
                                        -------------------------
   TOTAL                                 $26,010       $91,673
                                        =========================

The prime rate with which the interest rate floats may be the prime rate of a specific money center bank, the prime rate posted in the Wall Street Journal or the Bank's own posted prime rate. The Bank's prime rate is set by Bank management. The Bank's prime rate at December 31, 1994 was 10%.

                $ in 000's                                      December 31,
                ----------                    -------------------------------------------------
                                                       1994                      1993
                                              -----------------------   -----------------------
                                               Balance    Percentage     Balance    Percentage
                                              -------------------------------------------------
Real Estate Loans:
     Mortgage                                 $ 66,102         32.78%   $ 62,799         29.30%
     Equity Lines                                8,691          4.31%     10,838          5.06%
     Construction                               29,792         14.78%     38,563         17.99%
                                              -------------------------------------------------
              Total Real Estate Loans          104,585         51.87%    112,200         52.35%
Commercial Loans                                82,600         40.96%     86,887         40.53%
Installment and Other                           10,845          5.38%     11,290          5.27%
Leases                                           3,615          1.79%      3,970          1.85%
                                              -------------------------------------------------
         TOTAL LOANS & LEASES                  201,645        100.00%    214,347        100.00%
                                                      ==============            ==============
Less:  Deferred Loan Origination Fees             (782)                     (756)
Less:  Allowance For Loan and Lease
         Losses                                 (5,660)                   (7,221)
                                           -----------              ------------
        NET LOANS & LEASES                    $195,203                  $206,370
                                           ===========              ============

There are no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

CLASSIFIED ASSETS AND NONPERFORMING ASSETS.  The Company maintains an internal
-------------------------------------------
loan review program. All loans are categorized into one of the five following groups: Pass loans: loans that contain strong credit quality and ability to repay. Special mention loans: loans that have an identified weakness which requires correction to protect the Bank (not considered a classified loan). Substandard loans: loans that exhibit some weakness and require immediate attention to correct the deficiency. Doubtful loans: loans that exhibit a significant weakness and whose full collection is improbable. Loss loans:
Loans that are charged off upon identification of being loss loans. The following table shows the amounts of special mention loans, classified loans (substandard or doubtful) and the amount of other real estate owned as of the dates indicated (see ITEM 1. BUSINESS, BUSINESS OF THE BANK, ALLOWANCE FOR LOAN
                     ----------------                        ------------------
AND LEASE LOSSES):
----------------


          $ in 000's                        At December 31,
                                    1994            1993             1992
                                 -------         -------          -------
Special Mention                  $12,822         $11,988          $21,510
                                 -------         -------          -------
Substandard                       37,451          39,314           53,762

Doubtful                           1,505           4,156            1,553
                                 ----------------------------------------
Total Classified Loans            38,956          43,470           55,315

Other Real Estate Owned            2,676           2,289           12,088
                                 ----------------------------------------
TOTAL SPECIAL MENTION
 LOANS, CLASSIFIED LOANS
 AND OTHER REAL ESTATE
 OWNED                           $54,454         $57,747          $88,913
                                 ========================================

Special mention loans, classified loans and other real estate owned decreased
significantly in 1993 as compared to 1992.   Although the economy remained weak,
the balances decreased as the Bank increased the staffing levels of personnel dedicated to problem loan identification and workout and the disposal of other real estate owned. The sustained weak economy in 1994 continued to affect borrower cash flows and real estate values keeping these balances at the same level as the previous year.

It is generally the Company's policy to discontinue the accrual of interest on a loan when any installment payment of interest or principal is 90 days or more past due, when management otherwise determines the collectibility of the interest or principal on the loan is unlikely or when the loan is deemed to be a potential foreclosure. Accrued but unpaid interest on loans placed on nonaccrual status is generally reversed from income. In certain cases where the value of the collateral is sufficiently in excess of the balance of principal and interest owing, the Bank may continue to accrue interest or may not reverse accrued but not paid interest from income.

The following table shows the aggregate amount and percentage of the portfolio of delinquent loans and nonaccrual loans as of December 31, 1994:

                                                                 Loans Delinquent at December 31, 1994
----------------------------------------------------------------------------------------------------------------------
         $ in 000's                                 30-89 Days           90 Days and Over           Total Loans
----------------------------------------------------------------------------------------------------------------------
                                                           Percemt of              Percent of              Percent of
                                                Amount      Portfolio     Amount    Portfolio     Amount    Portfolio
                                                ------     ----------    -------   ----------    -------   ----------
NONACCRUAL LOANS

Real Estate                                          0              0      7,408         7.72%     7,408         7.72

Commercial                                           0              0      7,356         8.90%     7,356         8.90
Installment and Prime
 Equity                                              0              0          7          .04%         7          .04

Leases                                               0              0
                                             ------------------------------------------------------------------------
   TOTAL NONACCRUAL LOANS                            0              0     14,771         7.33%    14,771         7.33
                                             ------------------------------------------------------------------------

ACCRUING LOANS

Real Estate                                        136            .14%         0            0        136          .14%

Commercial                                         877           1.06%       851         1.03%     1,728         2.09%

Installment and Prime
 Equity                                            390           2.01%         0            0        390         2.01%

Leases                                              14            .39%         0            0         14          .39%
                                             ------------------------------------------------------------------------
      TOTAL ACCRUING
      DELINQUENT LOANS                           1,417            .70%       851          .42%     2,268         1.13%
                                             ------------------------------------------------------------------------
TOTAL DELINQUENT LOANS                          $1,417            .70%   $15,622         7.75%   $17,039         8.45%
                                             ========================================================================

The following table sets forth information regarding the Company's nonperforming assets at December 31, 1994:

$ IN 000'S
                                                                     Specific ALLL
      Property Description                Location          Balance    Allocation
---------------------------------   ---------------------   -------   -------------
NON-ACCRUAL LOANS
Land - 458 SFR Lots                 San Bernardino County   $ 1,088               0

Land - 350 Acres Residential        Riverside County            417             209

Commercial/Retail Complex           Los Angeles County          953               0

Commercial Building &
Finished Lots                       Los Angeles County        1,354               0

56 Condos Units                     Orange County             2,620               0

6 SFR & 12 Finished Lots            Riverside County          1,018             102

Commercial Building                 Los Angeles County        1,404               0

Auto Service Center                 Los Angeles County        2,402

26 Other Loans                      Various                   3,515             432
                                 --------------------------------------------------
      TOTAL NONACCRUAL                                       14,771             743

OTHER REAL ESTATE OWNED

Land                                Riverside County             80

Partially Finished
Residential Lots                    Riverside County          1,177

Commercial Building                 Orange County               256

Auto Service Center                 Riverside County            607

SFR                                 San Bernardino County       138

Land                                San Mateo County            418
                                                         --------------------------
TOTAL OTHER REAL ESTATE OWNED                                 2,676
                                                         --------------------------
TOTAL NONACCRUAL LOANS AND
 OTHER REAL ESTATE OWNED                                    $17,447             743
                                                         ==========================

ALLOWANCE FOR LOAN AND LEASE LOSSES  The allowance for loan and lease losses is
-----------------------------------
based on an analysis of the portfolio and reflects an amount which, in management's opinion, is adequate to provide for potential losses after giving consideration to the portfolio, current economic conditions, past loss experience and other pertinent factors. Management and the internal credit review function monitor delinquency reports, new loans, renewals and reports of on-site inspections to identify credits requiring special attention. Annual examinations of the loan portfolio are also performed by an independent, third party credit review professional.

On a quarterly basis, senior management, in conjunction with the board of directors, reviews the adequacy of the allowance for loan and lease losses.
Loan officers prepare Special Asset Credit Reports ("SAC reports") for each loan on the special asset report. SAC reports include all pertinent details about the loan, a write-up of current status, steps being taken to correct any problems, a detailed workout plan and recommendations as to classification of the loans as pass, special mention, substandard, doubtful or loss (see ITEM 1.
                                                                       -------
BUSINESS, BUSINESS OF THE BANK, CLASSIFIED ASSETS AND NONPERFORMING ASSETS) and
--------                        ------------------------------------------
specific allocation of the Allowance for Loan and Lease Losses. Management approves and informs the credit review function of loan classifications. Loans classified as loss are charged against the Allowance for Loan and Lease Losses. Specific allowances are established for loans designated by management. Quarterly, the credit review function is responsible for preparing a historical migration analysis of loans as part of the determination of the required balance of the Allowance for Loan and Lease Losses. The migration analysis tracks charged off loans to their original classifications and assigns a risk factor to each loan in the portfolio based upon classifications of such loans as pass, special mention, substandard or doubtful. The amount of the general portion of the allowance is determined by multiplying the aggregate principal balance of loans in each category by the specified percentage. The amount of the required general portion of the allowance is added to the specific allowances previously established to form the total balance of the allowance. The amount of the allowance is based upon management's evaluation of this analysis and other factors, including adequacy of collateral, economic conditions, collateral value trends, nonperforming asset data, delinquencies and other material.

Management utilizes its best judgement in providing for possible loan losses and establishing the allowance for loan and lease losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. Adverse economic conditions and a declining real estate market in California have adversely affected certain borrowers' ability to repay loans. A continuation of these conditions or a further decline in the California economy could result in further deterioration in the quality of the loan portfolio and could require increased provisions for loan and lease losses that cannot reasonably be predicted at this date. In October 1993, the greater southern California area was ravaged by a series of fires which destroyed thousands of acres and caused millions of dollars in lost property. Although a significant portion of the fires occurred in the Bank's service area, the Bank incurred no losses directly attributable to the fires. In January 1994, a severe earthquake occurred in the San Fernando Valley of Los Angeles, causing over 50 deaths, destroying property valued in the billions of dollars, causing major impediments to Southern California transportation networks and affecting the business community. Damage in the Bank's service area was relatively minimal and, after contacting customers and investigating its potential exposure, the Bank is not aware of any of its borrowers who were directly affected by the earthquake.

Since the calculation of the adequacy of the allowance for credit losses is based largely on loan classification categories and not only whether a loan is performing or nonperforming, changes in the amount of nonperforming loans will not necessarily be reflected in corresponding changes in the ratio of the allowance for loan and lease losses to nonperforming loans. The following table shows the ratios of the allowance for loan and lease losses to total loans and the balance of the allowance for loan and lease losses to nonperforming loans as of December 31:

                                                         At December 31,
                                                         ---------------
                                                           1994     1993
                                                          -----    -----
Ratio of the Allowance for Loan and Lease
  Losses to Total Loans                                    2.81%    3.38%

Ratio of the Allowance for Loan and Lease
 Losses to Nonperforming Loans                            38.32%   39.97%

SUMMARY OF LOAN LOSS EXPERIENCE  The following table summarizes loan and lease
-------------------------------
balances of the Bank at December 31, 1994, 1993, 1992, 1991 and 1990 changes in the allowance for possible loan losses arising from loans charged off, additions to the allowance for loan and lease losses which have been charged to expense and the ratio of net charge-offs during the periods to average loans and leases:

                     $ in 000's                                      December 31,

                                               1994        1993        1992        1991        1990
                                           --------    --------    --------    --------    --------
Amount of Gross Loans and Leases
 Outstanding at the End of the
 Period                                    $201,645    $214,347    $245,045    $286,368    $278,334

Balance of Allowance for Loan and
 Lease Losses at the Beginning of
 the Period                                $  7,221    $  6,253    $  7,107    $  3,705    $  2,950

Loans and Leases Charged Off (1)             (6,082)     (4,664)     (6,434)     (3,722)       (962)

Recoveries of Previously Charged
 Off Loans and Leases (1)                     1,156         743         805         261         422

                                        -----------------------------------------------------------
        Net Loans Charged Off                (4,926)     (3,921)     (5,629)     (3,461)       (540)

Additions to the Allowance Charged
 to Expense                                   3,365       4,889       4,775       6,863       1,295
                                        -----------------------------------------------------------
Balance of the Allowance for Loan
 and Lease Losses at the Ending of
 the Period                                $  5,660    $  7,221    $  6,253    $  7,107    $  3,705
                                        ===========================================================
Ratio of Net Charge-offs During the
 Period to Average Loans
 Outstanding                                   2.44%       1.74%       2.08%       1.25%         .2%

(1) See the table below for summary of the amounts of loans and leases charged off and recoveries of loans and leases previously charged off.

               $ in 000's
               ----------
                                             1994     1993     1992     1991    1990
Loans and Leases Charged Off:
     Commercial                             $1,150   $2,763   $5,712   $3,463   $ 842
     Real Estate - Mortgage and
      Construction                           4,764    1,274      344      102       0

     Installment & Other                       120      507      252      131     104
     Leases                                     48      120      126       26      16
                                         --------------------------------------------
Total Loans and Leases Charged Off          $6,082   $4,664   $6,434   $3,722   $ 962
Recoveries of Loans and Leases
 Previously Charged off:
     Commercial                             $  593   $  669   $  795   $  255   $ 413
     Real Estate - Mortgage and
      Construction                             461        0        0        0       0

     Installment & Other                        50       62        7        4       7
     Lease                                      52       13        3        2       2
                                         --------------------------------------------
Total Recoveries of Loans and Leases        $1,156   $  743   $  805   $  261   $ 422
                                         --------------------------------------------
Net Loans and Leases Charged Off            $4,926   $3,921   $5,629   $3,461   $ 540
                                         ============================================

The allowance for loan and lease losses has been allocated between the following categories of loans and leases according to the amount deemed adequate to provide for the possibility of losses being incurred at the dates indicated:

                                                                            At December 31,
                           1994                 1993                 1992                    1991                 1990
                           ----                 ----                 ----                    ----                 ----
                               Ratio of               Ratio of               Ratio of               Ratio of              Ratio  of
                              Allowance              Allowance              Allowance              Allowance             Allowance
                                 to                     to                     to                     to                    to
                    Allow-   Outstanding   Allow-   Outstanding   Allow-   Outstanding   Allow-   Outstanding  Allow-   Outstanding
 $ in 00's           ance       Loans       ance       Loans       ance       Loans       ance       Loans      ance       Loans
 ---------          --------------------   --------------------   --------------------   --------------------  --------------------
Commercial          $1,151      1.39%      $2,573      2.96%      $4,256      4.11%      $3,995      3.10%     $2,102      1.50%
Real Estate -
 Construction        2,516      8.45%       3,095      8.03%       1,500      2.65%       1,563      2.33%        960      1.43%
Real Estate -
 Mortgage            1,355      2.05%         100       .16%          67       .10%         954      1.54%        228        53%
Installment            352      1.90%         281      2.50%         250      1.60%         260      1.27%        121       .64%
Leases                  88      2.43%          85      2.14%         125      2.24%         125      1.54%        113      1.25%
Not Allocated          198       .10%       1,087                     55                    210                   181
                    ---------------------------------------------------------------------------------------------------------------
     TOTAL          $5,660                 $7,221                 $6,253                 $7,107                $3,705
                    ===============================================================================================================

SFAS 114 which becomes effective after December 31, 1994 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loans effective interest rate. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor will recognize an impairment by creating a valuation allowance with a corresponding charge to bad debt expense. This statement also applies to restructured loans. As of December 31, 1994, the Company had written down all its nonperforming loans to the current collateral value or had established specific reserves that the management believes, are more than adequate to cover future exposure.

INVESTMENT PORTFOLIO

The following table sets forth the book value and estimated fair value of investment securities available for sale as of December 31, 1994 and investment securities of the Company as of December 31, 1993 and 1992:


         DESCRIPTION            1994                      1993                     1992
         -----------            ----                      ----                     ----
$ IN 000'S                      AMORTIZED    ESTIMATED    AMORTIZED   ESTIMATED     AMORTIZED   ESTIMATED
                                  COST       FAIR VALUE      COST     FAIR VALUE      COST      FAIR VALUE
                                --------------------------------------------------------------------------
U.S. GOVERNMENT
 SECURITIES                       $60,099       $58,778     $59,420       $59,946     $28,545       $29,033

U.S. GOVERNMENT AGENCIES
 OR INSURED OBLIGATIONS             9,657         9,262      18,052        18,158      28,443        28,634

STATE AND POLITICAL
 SUBDIVISIONS                       1,509         1,274         619           619         264           271

MORTGAGE-BACKED SECURITIES -
 U.S. AGENCIES                      1,186         1,132       1,644         1,650       1,618         1,641

OTHER SECURITIES                    1,653         1,629       1,402         1,443       1,739         1,731
                                ---------------------------------------------------------------------------
TOTAL SECURITIES                  $74,104       $72,075     $81,137       $81,816     $60,609       $61,310
                             ==============================================================================


As of January 1, 1994 the Bank had classified all its Debt Securities as "Available for Sale."

As of December 31, 1994 the Bank had no derivatives.

The Bank had invested $1,000,000 in a bond issued by a Sanitation district in the County of Orange. The district invested the funds in the Orange County Pool Fund which declared bankruptcy. The Bank has placed that bond on a nonaccrual basis. The Bond is due to mature in May of 1995.

The following table sets forth the maturities of investment securities of the Company at December 31, 1994 and the weighted average yields of such securities (calculated available for sale on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

                              1995            1996-2000         2001-2005         OVER 2005
$ IN 000'S              AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT   YIELD    AMOUNT   YIELD
                        -------   -----    -------   -----    ------   -----    ------   -----
U. S. GOVERNMENT
 SECURITIES             $21,873    4.47%   $36,905    5.50%   $    0       0       $ 0       0

U.S. GOVERNMENT
 AGENCIES OR
 INSURED
 OBLIGATIONS                  0       0      7,241    5.04%    2,020    7.34%        0       0

STATE AND
 POLITICAL
 SUBDIVISIONS               876    5.04%       398    4.80%        0       0         0       0

 OTHER                        0                  0                 0       0        74     .55%
                     ---------------------------------------------------------------------------
TOTAL                   $22,749    4.49%   $44,544    5.41%   $2,020    7.34%      $74      .55%
                     ===========================================================================


As of December 31, 1994 the Company had no derivatives.

DEPOSITS
--------

The Bank's major source of funds for lending and other investment purposes is deposits. In addition to deposits, the Bank derives funds from principal and interest repayments on loans, maturities and sales of investment securities, and Federal funds sold.

The Bank's deposit strategy has been to emphasize business deposits, through its four branch offices and by a network of couriers employed by the Bank. From time to time retail deposits and time certificates of deposits have also been gathered through listings in various national publications. Business demand deposits earn credits for collected balances against which the Bank charges fees for various products and services used by the customer. In some cases, the Bank pays for data processing fees for business customers with significant excess balances. The Bank has five business customers each of which maintains demand deposit balances in excess of 1% of total deposits. The balances in these accounts averaged an aggregate of $38.7 million and $47.7 million during 1994 and 1993, respectively, and totalled an aggregate of $37.3 million and $49.0 million, or 13.4% and 16.4% of total deposits, respectively, at December 31, 1994 and 1993.

Guidelines by federal regulatory agencies specify that time certificates of deposit may be considered to be brokered if the rate on the deposit exceeds 75 basis points over (i) the average rate paid locally for certificates of deposit of similar maturities or (ii) 120% of the rate for treasury bills and notes of similar maturities. Time certificates of deposit generated through publication of rates in national publications totaled an aggregate of $5,444,000 at December 31, 1994.

As of December 31, 1994, the Bank had no brokered deposits. Under the prompt corrective action provisions of FDICIA, the Bank must obtain prior approval from the FDIC in order to acquire or roll over brokered time certificates of deposit.

On January 31, 1994, the Bank completed the acquisition of approximately $12.5 million in deposits from a local Bank that decided to no longer be an insured depository institution. The Bank paid no premium for these demand, savings and time deposits and has retained most of the core deposits acquired.

The following table shows the average daily amount of deposits and average interest rates paid for the periods indicated:



                             FOR THE YEAR                   FOR THE YEAR             FOR THE YEAR
                                1994                            1993                     1992
$ IN 000'S                DAILY         AVERAGE         DAILY      AVERAGE        DAILY       AVERAGE
                          AVERAGE       INTEREST        AVERAGE    INTEREST       AVERAGE     INTEREST
                          BALANCE       RATE PAID       BALANCE    RATE PAID      BALANCE     RATE PAID
                          ------        ---------       -------    ---------      -------     ---------
DEMAND DEPOSITS           $101,022                      $ 92,270                  $ 82,144

MONEY MARKET AND                                                                   125,403
 SAVING DEPOSITS            120,120           2.58%      120,600         2.84%                     3.62%

TIME DEPOSITS LESS           37,354           4.23%       67,985         4.42%      66,912         5.70%
 THAN $100,000

TIME DEPOSITS
 $100,000 OR MORE            33,941           3.98%       34,888         3.89%      54,554         4.76%
                          ------------------------------------------------------------------------------
        TOTAL              $292,437                     $315,743                  $329,013
                          ==============================================================================

The following table shows the maturities and repricing data of time certificates of deposit of $100,000 or more at December 31, 1994:



                                $ IN 000'S
                                ----------

FIXED RATE MATURITIES

3 MONTHS OR LESS                   $ 4,042
  OVER 3 THROUGH 6 MONTHS              653
  OVER 6 THROUGH 12 MONTHS           2,938
  OVER 12 MONTHS                     1,117
                                   -------
  TOTAL FIXED                        8,750

VARIABLE RATE                       20,146
                                   -------
  TOTAL                             28,896
                                   =======

                     BORROWING ARRANGEMENTS


In December 1988, the Company obtained a $3,000,000 term loan from another financial institution for the purpose of providing additional capital to the Bank. The Credit Agreement for this loan was amended pursuant to a Second Amendment to the credit agreement dated August 25, 1994. The loan, as amended, bears interest at a fluctuating rate per annum equal to .75% in excess of the lender's reference rate (8.50% at December 31, 1994). Interest is payable monthly on the unpaid principal balance of the loan. Principal is to be repaid on January 1, 1997. The Second Amendment waives all financial covenants relating to the term loan. At December 31, 1994 and 1993, $2,351,000 remained outstanding on the loan. The Second Amendment is supported by a Support Agreement between a shareholder of the Company and the Company whereby the shareholder has guaranteed the payment of the loan.

To compensate the shareholder for signing the Support Agreement, the Company signed a Holding Company Support Agreement whereby the Company: (1) has paid the shareholder a standby fee of $23,500, (2) will pay a standby fee equal to one percent of the unpaid principal amount of the term loan on each anniversary date of the closing date of the Holding Company Support Agreement and (3) will issue to the shareholder on or prior to March 31, 1997 warrants to purchase 25,000 shares of common stock of the Company at an exercise price per share equal to 80% of the book value per share of the Company on December 31, 1996.

The Bank maintains two lines of credit with outside financial institutions for the purpose of purchasing Federal funds. The lines of credit bear interest at a floating rate and provide for borrowing up to $8,000,000 and $2,000,000, respectively. At December 31, 1994 and 1993, no amounts were outstanding on these lines of credit.

Under an agreement with the Federal Home Loan Bank, the Bank may obtain an extension of credit of up to 5% of total assets collateralized by real estate loans. At December 31, 1994, the Bank had pledged loans amounting to $5,387,000 and had available credit of $2,694,000 based on 50% of the outstanding balance of pledged loans. No amounts were outstanding on this line of credit at December 31, 1994 and 1993.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The following table shows the components of the Company's liquidity at the dates indicated:

                                              AT DECEMBER 31,
                                              ---------------
        $ IN 000'S                       1994        1993        1992
        ----------                     --------    --------    --------
CASH AND DUE FROM BANKS                  $21,315    $ 20,781    $ 35,471
FEDERAL FUNDS SOLD                         2,000       6,000      19,000
INVESTMENT SECURITIES                     72,075      81,137      60,609
                                      ------------------------------------
                                         $95,390    $107,918    $115,080
RESTRICTED BALANCES                        4,029       4,714       4,730
                                      ------------------------------------
TOTAL LIQUIDITY                          $91,361    $103,204    $110,350
                                      ====================================
RATIO OF LIQUIDITY TO TOTAL
 ASSETS                                    30.39%      31.80%      29.60%

RESERVES HELD AT THE FEDERAL
 RESERVE BANK                            $ 8,428    $  8,028    $ 12,522


The principal sources of asset liquidity are balances due from banks, Federal funds sold and short term investment securities. Secondary sources of liquidity are loan repayments, maturing investments, and loans and investments that can be used as collateral for other borrowings. The majority of the Company's loans are short term and if paid in accordance with their terms, provide continuous additional cash inflow. The following chart shows the distribution of loans by their maturities and ratio to total loans and total assets as of December 31, 1994:

       $ IN 000'S           UNDER 1                  OVER 5
       ----------           -------                  ------
                             YEAR      1-5 YEARS     YEARS       TOTAL
                             ----      ---------     -----       -----
LOANS AND LEASES            $83,962      $83,197    $34,486    $201,645

RATIO TO TOTAL
 LOANS AND LEASES             41.64%       41.26%     17.10%     100.00%

RATIO TO TOTAL
 ASSETS                       27.93%       27.67%     11.47%      67.07%



Liability-based liquidity includes interest bearing and noninterest-bearing deposits, largely from local businesses and professionals, time deposits from financial institutions throughout the United States and obtained through listings in national publications and Federal funds purchased. From time to time the Bank has used brokered deposits as an additional source of funds; however, under conditions of its formal agreement (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, FORMAL AGREEMENT)
               ----------------                              ----------------
and regulations issued by the Federal banking agencies (see ITEM 1. BUSINESS,
                                                            ----------------
SUPERVISION AND REGULATION, FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT
                            -------------------------------------------------
ACT OF 1991, OTHER ITEMS, PASS THROUGH FDIC INSURANCE PROVISIONS), the Bank is
-----------
currently precluded from accepting or rolling over brokered deposits.

The Company maintains an Interest Rate Risk simulation model which enables management to measure the Bank's Interest Rate Risk (IRR) exposure using various assumptions and interest rate scenarios, and to incorporate alternative strategies for the reduction of IRR exposure. The Bank measures its IRR using several methods to provide a comprehensive view of its IRR from various perspectives. These methods include analysis of repricing and maturity mismatches, or gaps, between assets and liabilities, and analysis of the size and sources of basis risk.

Gap analysis measures the difference between financial assets and financial liabilities scheduled and expected to mature or reprice within a specified time period. The gap is positive when repricing and maturing assets exceed repricing and maturing liabilities, where as the gap is negative when repricing and maturing liabilities exceed repricing and maturing assets. A positive or negative cumulative gap indicates in a general way how the Bank's net interest income should respond to interest rate fluctuations. A positive cumulative gap for a period generally means that rising interest rates would be reflected sooner in financial assets than in financial liabilities, thereby increasing net interest income over that period. A negative cumulative gap for a period would produce an increase in net interest income over that period if interest rates declined.

The following maturity and interest rate sensitivity analysis summarizes the asset and liability balances of the Company at December 31, 1994 on the basis of rate adjustments due to occur within the periods indicated:

                         REPRICING OPPORTUNITIES

$ IN 000'S              3 MONTH    4 TO 12
                        OR LESS     MONTHS      1 TO 5 YEARS   OVER 5 YEARS   TOTAL
                        --------   ---------    ------------   ------------  -------
INTEREST  EARNING
 ASSETS                $195,807     $28,675        $48,645        $ 2,593   $275,720

INTEREST- BEARING
 LIABILITIES            157,138      18,741          5,128              0    181,007
                       --------------------------------------------------------------
CUMULATIVE INTEREST
 SENSITIVITY GAP       $ 38,669     $48,603        $92,120        $94,713
                       ==============================================================


As of December 31, 1994 the Company had a positive gap of $94,713,000 with a cumulative positive gap of $48,603,000 over one year period. The Board of Directors has established limits on total net interest income exposure for a one year time horizon based on 1% rate change. While the gap analysis is a useful asset/liability management tool, it does not fully assess IRR. Gap analysis does not address the effects of customer options (such as early withdrawal of time deposits, withdrawal of deposits with no stated maturity, and options to prepay loans) and Bank strategies (such as delaying increases in interest rates paid on certain interest-bearing demand and money market deposit accounts) on the Bank's net interest income. In addition, the gap analysis assumes no changes in the spread relationships between market rates on interest-sensitive financial instruments (basis risk), or in yield curve relationships. Therefore, a gap analysis is only one tool with which to analyze IRR, and must be reviewed in conjunction with other asset/liability management reports.

INTEREST RATES AND INTEREST RATE DIFFERENTIAL.   The following tables set forth
----------------------------------------------
the average amounts outstanding for major categories of interest earning assets, interest bearing liabilities, the average interest rates earned thereon and interest income/expenses for the Bank as of and for the years ended:

                            DECEMBER 31, 1994                        DECEMBER 31, 1993                    VARIANCE
                   ----------------------------------------------------------------------------------------------------------------
IN 000'S              AVERAGE     INCOME/    AVERAGE       AVERAGE     INCOME/     AVERAGE      AVERAGE       INCOME/     AVERAGE
                     ASSET/LIAB   EXPENSE   YIELD/COST    ASSET/LIAB   EXPENSE   YIELD/COST    ASSET/LIAB     EXPENSE   YIELD/COST
                       AMOUNT                   (%)        AMOUNT                    (%)         AMOUNT                     (%)
                   ----------------------------------------------------------------------------------------------------------------
ASSETS
FEDERAL FUNDS SOLD    $ 13,255      $   501       3.78%     $ 17,514     $   477         2.72%     ($4,259)    $     24        1.07%
INVESTMENT
  SECURITIES            76,796        3,873       5.04%       70,224       3,261         4.64%        6,572         612         .40%
LOANS AND LEASES (1)   202,009       17,599       8.71%      224,978      18,775         8.35%      (22,969)     (1,176)        .36%
                     ---------------------------------------------------------------------------------------------------------------
TOTAL INT. EARNING
  ASSETS               292,060       21,973       7.52%      312,716       22,513        7.20%     ($20,656)    ($  540)        .32%
                     --------------------------------------------------------------------------=====================================
DUE FROM BANKS
  (NON-INT)             23,326                                22,227
OTHER ASSETS             3,743                                 9,577
                     -----------                         --------------
TOTAL ASSETS (2)      $319,129                              $344,520
                     ===========                         ==============

LIABILITIES & EQUITY
SAVINGS DEPOSITS      $120,120     3,103          2.58%     $120,600      $ 3,430        2.84%     ($   480)    ($  327)      (.26)%
TIME DEPOSITS           71,295     2,933          4.11%      102,873        4,360        4.24%      (31,578)     (1,427)      (.13)%
SECURITIES SOLD UNDER
  REPO                   1,135        59          5.20%        1,615           62        3.84%         (480)         (3)       1.35%
CAPITAL NOTE             2,351       241         10.25%        2,837          234        8.25%         (486)          7        2.05%
                     ---------------------------------------------------------------------------------------------------------------
TOTAL INT. BEARING
   LIAB.               194,901     6,336          3.25%      227,925      $ 8,086        3.55%     ($33,024)    ($1,750)     (.30)%
                                --------------------------              -----------------------=====================================

DEMAND DEPOSITS        101,022                               92,270
OTHER LIABILITIES        2,160                                4,138
SHAREHOLDERS'
  EQUITY (2)            21,046                               20,187
                     -----------                           --------
TOTAL LIAB. &
  SHAREHOLDERS'
  EQUITY              $319,129                             $344,520
                     ============                          ========

NET YIELD ON INT EARN.
 ASSETS                          $15,637          5.35%                   $14,427        4.61%

                                ======================                  =====================

(1) Average loans and leases include non-performing loans and leases, however, income does not include foregone interest. In addition, loan fees have not been included in interest income and in calculating the rate realized on loans and leases.

(2) Average Assets and Average Equity do not include unrealized gains or losses on Investment Securities.



                                DECEMBER 31, 1993                     DECEMBER 31, 1992                         VARIANCE
                      -------------------------------------------------------------------------------------------------------------
                       AVERAGE                 AVERAGE       AVERAGE                AVERAGE       AVERAGE                 AVERAGE
                      ASSET/LIAB  INCOME/    YIELD/COST    ASSET/LIAB   INCOME/    YIELD/COST    ASSET/LIAB    INCOME/  YIELD/COST
                        AMOUNT    EXPENSE        (%)         AMOUNT     EXPENSE       (%)          AMOUNT      EXPENSE      (%)
                      --------------------------------------------------------------------------------------------------------------
ASSETS
FEDERAL FUNDS SOLD      $ 17,514   $   477         2.72%      $ 13,990   $   442         3.16%     $   3,524    $     35     (.44)%
INVESTMENT SECURITIES     70,224     3,261         4.64%        44,518     2,836         6.37%        25,706         425    (1.73)%
LOANS AND  LEASES (1)    224,978    18,775         8.35%       270,784    23,858         8.81%       (45,806)     (5,083)    (.46)%
                        ------------------------------------------------------------------------------------------------------------
TOTAL INT. EARNING
  ASSETS                 312,716   $22,513         7.20%       329,292   $27,136         8.24%      ($16,576)    ($4,623)    (1.04)%
                                                                                                   =================================
DUE FROM BANKS
  (NON-INT)               22,227                                21,379
OTHER ASSETS               9,577                                 6,813
                        ---------                             ----------
TOTAL ASSETS            $344,520                              $357,484
                        =========                             ==========

LIABILITIES & EQUITY
SAVINGS DEPOSITS        $120,600   $ 3,430         2.84%      $125,403   $ 4,552         3.63%      ($ 4,803)    ($1,122)     (.79)%
TIME DEPOSITS            102,873     4,360         4.24%       121,463     6,412         5.28%       (18,590)     (2,052)    (1.04)%
SECURITIES SOLD
  UNDER REPO               1,615        62         3.84%           505        24         4.75%         1,110          38      (.91)%
CAPITAL NOTE               2,837       234         8.21%         3,000       243         8.10%          (163)         (9)      .11 %
                        ------------------------------------------------------------------------------------------------------------
TOTAL INT. BEARING
  LIAB.                  227,925   $ 8,086         3.55%       250,371   $11,231         4.49%      ($22,446)    ($3,145)     (.94)%
                                  -----------------------               -----------------------=====================================
DEMAND DEPOSITS           92,270                                82,144
OTHER LIABILITIES          4,138                                 2,468
SHAREHOLDERS' EQUITY      20,187                              $ 22,501
                         ---------                          ------------
TOTAL LIAB. &
 SHAREHOLDERS' EQUITY   $344,520                              $357,484
                        ==========                          =============
NET YIELD ON INT EARN.             $14,427         4.61%                 $15,905         4.83%
 ASSETS
                                  =======================               =======================


(1) Average loans and leases include non-performing loans and leases, however, income does not include foregone interest. In addition, loan fees have not been included in interest income and in calculating the rate realized on loans and leases.

INTEREST EARNED AND INTEREST INCURRED RESULTING FROM CHANGES IN VOLUME AND
--------------------------------------------------------------------------
CHANGES IN RATES.  The following table sets forth, for the periods indicated, a
-----------------
summary of the changes in interest earned and interest incurred resulting from changes in volume and changes in rates:

                                       1994 COMPARED TO 1993                                1993 COMPARED TO 1992
                             -----------------------------------------------   --------------------------------------------------
                             ----------------------------------------------------------------------------------------------------
                                            OLD         VOLUME                                 OLD         VOLUME
                               VOLUME     VOLUME X     CHANGE X                  VOLUME      VOLUME X     CHANGE X
                              CHANGE X      RATE         RATE        NET        CHANGE X       RATE         RATE          NET
     $ IN 000'S               OLD RATE     CHANGE       CHANGE     EFFECT       OLD RATE      CHANGE       CHANGE       EFFECT
     ----------              ----------------------------------------------------------------------------------------------------
INTEREST EARNED ON:
  FEDERAL FUNDS SOLD         ($  116)     $   185      ($   45)   $     24     $    111     $    (60)       ($ 16)   $     35
  INVESTMENT SECURITIES          305          281           26         612        1,638         (769)        (444)        425
  LOANS                       (1,917)         825          (84)     (1,176)      (4,036)      (1,259)         212      (5,083)
                             ---------------------------------------------------------------------------------------------------
TOTAL INTEREST
 EARNING ASSETS              ($1,728)     $ 1,291      ($  103)    ($  540)     ($2,287)     ($2,088)       ($248)    ($4,623)

INTEREST PAID ON:
  SAVINGS DEPOSITS               (14)     ($  314)     $     1     ($  327)        (174)     ($  985)      $   37     ($1,122)
  TIME DEPOSITS               (1,338)        (128)          39      (1,427)        (981)      (1,263)         193      (2,051)
  SECURITIES SOLD
   UNDER AGREEMENT TO
   REPURCHASE                    (19)          22           (6)         (3)          53           (5)         (10)         38
  NOTE PAYABLE                   (40)          58          (10)          8          (14)           4            0         (10)
                             ---------------------------------------------------------------------------------------------------
TOTAL INTEREST
 BEARING LIABILITIES         ($1,411)     ($  362)     $    24     ($1,749)     ($1,116)     ($2,249)      $  220     ($3,145)
                             ---------------------------------------------------------------------------------------------------
NET INTEREST
 EARNINGS                    ($  317)     $ 1,653     ($   127)   $  1,209      ($1,171)    $    161        ($468)    ($1,478)
                             ===================================================================================================


In calculating interest rates and volumes and related changes, non-performing loans and leases have been included in loans and leases volumes; however, foregone interest has been excluded. In addition, loan fees were not included in interest income in calculating the rate realized on loans.

                            COMPETITION


The banking business in California generally, and in the Bank's service area in particular, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating throughout wide geographic areas. In addition, there are numerous other independent commercial banks within the Bank's primary service areas.

The primary factors in competing for deposits are interest rates, personalized services, quality and range of financial services, convenience of office locations and banking hours. The Bank competes for deposits and loans principally with banks, savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, other lending institutions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings institutions, mortgage banking firms, credit unions and other financial intermediaries. Among the advantages that some of these institutions have over the Bank is their ability to undertake extensive advertising campaigns and to allocate their investment assets to areas of highest yield and demand. Many of the major commercial banks operating in the Bank's service area offer certain other services which are not offered directly by the Bank, such as trust, investment and international banking services, and by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. In competing for deposits, the Bank is subject to certain limitations not applicable to non-bank financial institutions.

                          SUPERVISION AND REGULATION

THE COMPANY
-----------

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to supervision by the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries. The costs of any examination by the Federal Reserve Bank are paid by the Company.

The Federal Reserve Board has significant supervisory and regulatory authority over the Company and its subsidiaries. The Federal Reserve Board requires the Company to maintain certain levels of capital (see ITEM 1. BUSINESS, SUPERVISION
                                                   ----------------
AND REGULATION, CAPITAL ADEQUACY GUIDELINES).  The Federal Reserve Board also
                ---------------------------
has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed by the Federal Reserve Board in writing (see

ITEM 1. BUSINESS, SUPERVISION AND REGULATION, FEDERAL DEPOSIT INSURANCE
----------------                             --------------------------
CORPORATION IMPROVEMENT ACT OF 1991 AND FORMAL AGREEMENT).
--------------------------------------------------------

The Act requires prior approval of the Federal Reserve Board for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares, or substantially all the assets, of any bank or for merger or consolidations by a bank holding company with any other bank holding company. The Act also prohibits the acquisition by a bank holding company or any of its subsidiaries of voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's bank subsidiaries are principally conducted, unless the statutes of the state in which the bank to be acquired is located expressly authorizes such an acquisition. (See ITEM 1. BUSINESS, SUPERVISION AND REGULATION, MEMORANDUM
                   ----------------                              ----------
OF UNDERSTANDING).
----------------

With certain limited exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking, managing or controlling banks or furnishing services to or performing services for its authorized subsidiaries. A bank holding company may, however, engage or acquire an interest in a company that engages in activities which the Federal Reserve Board has determined to be closely related to banking or managing or controlling banks or properly incident thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to increase competition, or produce gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de-novo and activities commenced by acquisition, in whole or in part, of a going concern.

Additional statutory provisions prohibit a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, a subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the concentration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or service from, or to, such bank other than a loan, discount, deposit or trust service; (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or any other subsidiary of the Company; (iii) the customer may not obtain some other credit, property or service from competitors, except under reasonable requirements to assure the soundness of credit extended.

The Federal Reserve Board generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The Federal Reserve Board's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

Transactions between the Company and its subsidiaries are subject to a number of other restrictions. Federal Reserve Board policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Nor is the holding company allowed to transfer to the Bank any nonperforming loans or other assets.

As a creditor and a financial institution, the Bank is subject to certain regulations promulgated by the Federal Reserve Board, including, without limitation: Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Funds Transfer Act), Regulation F (Interbank Liabilities), Regulation Z (Truth in Lending), Regulation CC (Expedited Funds Availability Act) and Regulation DD (Truth in Savings Act). As creditors on loans secured by real property and as owners of real property, the Bank has liability under various statutes and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of the property.

THE BANK
--------

The Bank is a national banking association whose deposits are insured by the Bank Insurance Fund ("BIF") as administered by the FDIC, up to the maximum legal limits of the FDIC ($100,000), and is subject to regulation, supervision, and regular examination by the Comptroller. The Bank is a member of the Federal Reserve System, and as such is subject to certain provisions of the Federal Reserve Board. The Bank is also subject to applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal law. The regulations of these various agencies govern most aspects of the Bank's business, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowing, dividends, and locations of branch offices. California law exempts banks from the California usury laws.

LEGISLATIVE AND REGULATORY CHANGES
----------------------------------

Over the past few years the volume and complexity of banking regulations and the intensity of the regulatory examination process have increased dramatically. Banking institutions are subject to closer scrutiny today than ever before.
This increased scrutiny is designed to reduce the number of failing institutions and to require immediate corrective actions by troubled institutions. Many of the recent statutory changes have been directed at giving the various bank regulatory agencies increased enforcement powers to take "prompt corrective actions" (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, FEDERAL DEPOSIT
              ----------------                             ----------------
INSURANCE CORPORATION IMPROVEMENT ACT OF 1991) when an insured financial
---------------------------------------------
institution's capital falls below certain levels. In addition, more stringent capital requirements have been imposed to provide more protection against potential losses. Premiums for deposit insurance have increased to record levels and are now based upon risk evaluations. While the Company and the Bank have not directly measured the full impact and cost of compliance with these new requirements, such compliance represents an ever increasing expense for the Company and the Bank and requires a significant amount of staff and officer time.

DIVIDEND LIMITATIONS
--------------------

On January 1, 1991, the Comptroller changed the interpretations of the dividend regulations to simplify the calculation of a bank's dividend paying capacity and make them more consistent with generally accepted accounting principles. The dividend limit is based on retained "net profits" for the current year plus the two previous years, less any required transfers to surplus or a fund for the retirement of preferred stock. "Net profits" are defined as the net income as reported in the bank's call report with no adjustments. The Formal Agreement also prohibits the payment of any cash dividends by the Bank without the prior written consent of the Comptroller or by the Company without prior notice to the Federal Reserve Bank of San Francisco (see ITEM 1. BUSINESS, SUPERVISION AND
                                           ----------------
REGULATIONS, FORMAL AGREEMENT AND MEMORANDUM OF UNDERSTANDING). In addition, a
             ----------------     ---------------------------
national bank may not pay any dividends or make other capital distributions if the capital distribution would cause the national bank to be undercapitalized, with the exception of repurchases or redemptions of the national bank's shares that are made in connection with the issuance of additional shares, or that will impair the national bank's financial condition.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991.
-------------------------------------------------------------

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Federal Reserve Board, Comptroller and the FDIC (collectively, the "federal banking agencies").

    BIF RECAPITALIZATION. FDICIA provides the FDIC with three additional sources of funds to protect deposits insured by the BIF administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the U.S. Treasury; borrow from the Federal Financing Bank up to 90% of the fair market value of the assets of institutions acquired by the FDIC as receiver; and borrow from financial intermediaries that are members of the BIF. Any borrowing not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits.

    IMPROVED EXAMINATIONS. All insured depository institutions must undergo a full-scope, on-site examination by their appropriate federal banking agency at least once every 12 months. A transition period allows for examination of certain well capitalized and well managed institutions every 18 months until December 31, 1993. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.

    STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to internal control, loan documentation, credit underwriting, interest rate exposure and asset growth. Standards must also be prescribed for classified loans, earnings and the ratio of market value to book value for publicly traded shares. FDICIA also requires the federal banking agencies to issue uniform regulations prescribing standards for real estate lending that are to consider such factors as the risk to the deposit insurance fund, the need for safe and sound operation of insured depository institutions and the availability of credit.

Further, FDICIA requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss. Under proposed regulations implementing the safety and soundness standards, a national bank must maintain a ratio of classified assets to total capital and ineligible allowances that is no greater than 1.0. A minimum earnings standard is also included in the proposed regulation requiring earnings sufficient to absorb losses with impairing capital. Earnings would be sufficient under the proposed regulation if the institution meets applicable capital requirements and would remain in capital compliance if its net income or loss over the last four quarters of earnings continue over the next four quarters of earnings. A national bank that fails to meet either of these standards must submit a compliance plan.

In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit collateralized by real estate. The policies must address loan portfolio management, underwriting standards and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

In December 1993, pursuant to the mandate of FDICIA, the federal banking agencies issued an interagency policy statement regarding the allowance for loan and lease losses("ALLL"). Insured depository institutions are required to maintain a level of ALLL that is adequate to absorb "estimated credit losses" associated with the loan and lease portfolio, including all binding commitments to lend. "Estimated credit losses" are defined as an estimate of the current amount of the loan and lease portfolio that is not likely to be collected given the facts and circumstances as of the evaluation date. These estimated credit losses should meet the criteria for accrual of a loss contingency set forth in generally accepted accounting principles as stated in Statement on Financial Accounting Standards No. 5 ("SFAS 5"). The policy statement describes the responsibility of the board of directors and management to maintain the ALLL at an adequate level and prescribes that the ALLL should be no less than the sum of the following items:

(1) For loans and leases classified substandard or doubtful,whether analyzed and provided individually or as part of pools, all estimated credit losses over the remaining effective lives of these loans.

(2) For components of the loan and lease portfolio not classified, all estimated credit losses over the upcoming 12 months.

(3) Amounts for estimated losses from transfer risk on international loans.

The board of directors and management are also responsible to ensure:

(1)   the institution has an effective loan review system;

(2) loans or portions of loans are promptly charged off if determined uncollectible; and

(3) the process for determining an adequate level for the ALLL is based on a comprehensive, adequately documented and consistently applied analysis of the loan and lease portfolio.


The policy statement describes components of the portfolio which should be reviewed and factors to consider in the estimation of credit losses. Furthermore, the policy statement specifies the steps which will be followed by examiners of the federal banking agencies in examining the adequacy of the ALLL for individual institutions. These steps include analyzing an institution's policies, practices and historical credit loss experience, and a further check of the reasonableness of management's methodology by comparing the reported ALLL (after deduction of all loans, or portions thereof, classified as loss) against the sum of the following amounts:


(1)    50 percent of the portfolio that is classified doubtful;

(2)    15 percent of the portfolio that is classified substandard; and

(3) for the portions of the portfolio that have not been classified (including those loans designated special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date (based on the institutions's average annual rate of net charge-offs experienced over the previous two or three years on similar loans, adjusted for current conditions and trends).

The policy statement cautions that "the amount is neither a 'floor' nor a 'safe harbor' level for an institution's ALLL. However, examiners will view a shortfall relative to this amount as indicating a need to more closely review management's analysis to determine whether it is reasonable and supported by the weight of available evidence, and that all relevant factors have been appropriately considered." The Bank's ALLL is less than that which would be established under the policy statement guidelines.

    PROMPT CORRECTIVE REGULATORY ACTION. FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. Under the regulations, an insured depository institution will be deemed to be:



     . "well capitalized" if it (i) has total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage capital ratio of 5% or greater and (ii) is not subject to an order, written agreement capital directive or prompt corrective action directive to meet and maintain a specific capital level of any capital measure;

     . "adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater and a leverage capital ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

     . "undercapitalized" if it has total risk-based capital that is less than 8%, Tier 1 risk-based capital that is less than 5% or a leverage capital ratio that is less than 4% (or a leverage capital ratio that is less than 3% if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

     . "significantly undercapitalized" if it has a total risk-based capital that is less than 6%, Tier 1 risk-based capital that is less than 3% or a leverage capital ratio that is less than 3%; and

     . "critically undercapitalized " if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be reclassified to the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding to deal with it.

The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transactions the institutions would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (1) specifies the steps the institution will take to become adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institutions's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective provisions.

An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (1) a forced sale of the voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of FDICIA; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency.

Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 270 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

As of December 31, 1994, the Bank had a total risk-based capital of 12.07%, a Tier 1 risk-based capital ratio of 10.82% and a leverage capital ratio of 7.47%. Based solely upon these ratios, the Bank would be deemed to be well capitalized as of December 31, 1994; however, because the Bank is subject to a written agreement with the Comptroller and the Company with the Federal Reserve Bank, the Bank and the Company are deemed to be adequately capitalized. ( see ITEM 1.
                                                                         -------
BUSINESS, SUPERVISION AND REGULATION, FEDERAL DEPOSIT INSURANCE CORPORATION
--------                              -------------------------------------
IMPROVEMENT ACT OF 1991, FORMAL AGREEMENT AND MEMORANDUM OF UNDERSTANDING).  In
-----------------------
addition, under the prompt corrective action provision of FDICIA, a subsequent reduction in the Bank's capital could cause it to fall within a lower capital category and subject it to the mandatory and discretionary sanctions applicable to the category.

OTHER ITEMS. FDICIA also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution;
(iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institutions' tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

BROKERED DEPOSITS. FDICIA prohibits "undercapitalized" institutions from accepting funds obtained, directly or indirectly, by or through a deposits broker. Undercapitalized institutions also are prohibited from soliciting deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the institutions's normal market areas, or in the market area in which the deposits would otherwise be accepted.

"Adequately capitalized" institutions may accept brokered funds only if they first obtain a waiver granted the FDIC. Adequately capitalized institutions that solicit brokered deposits pursuant to a waiver granted by the FDIC may pay a rate of interest on brokered funds that significantly exceeds the rate paid on deposits of similar maturity in the institution's normal market area or the "national rate" paid on deposits of comparable maturity for deposits accepted outside the institution's normal market area. The term "deposit broker" also includes any insured depository institution, or employee thereof, that solicits deposits by offering rates of interest that are significantly higher than the prevailing rates of interest offered by other insured depository institutions having the same type of charter in the offering institution's normal market area. The effect of this definition, and the other limits on brokered deposits, is to preclude an institution that is only "adequately capitalized" from offering rates of interest that are significantly more than local or national rates.

PASS THROUGH FDIC INSURANCE PROVISIONS. As of December 19, 1992, pro rata, or "pass through" deposit insurance is available for deposits attributable to participants in or beneficiaries of certain employee benefit plans, only if the institution in which the deposits are placed is permitted to accept brokered deposits or qualifies for a second exception. Under the brokered deposits exception, deposit insurance "passes through" to the participants or beneficiaries (i.e., with coverage up to $100,000 per person) only if the institution is well capitalized, or if the institution was adequately capitalized with a waiver from the FDIC that allowed it to accept brokered deposits. In the latter case, at the time the deposit was made the depositor must receive a written statement from the institution that the deposit was eligible for insurance coverage on a "pass through" basis. The second exception is available for deposits placed in an institution that meets each applicable capital standard set forth by the institution's appropriate Federal banking agency. The exception is also subject to the requirement that the depositor be given written notice, at the time the deposit is made that the deposit is entitled to insurance or a pass-through basis. The Bank has obtained a waiver from the FDIC under the first exception category.

RISK-BASED DEPOSIT INSURANCE PREMIUMS. As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. Under the transitional regulations, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well-capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% leverage capital ratio. An undercapitalized institution will be one that does no meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon review by the institutions's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. As a result, the assessment rates within each of three capital categories will be as follows (expressed as cents per $100 of deposits):


                            SUPERVISORY SUBGROUP
                            --------------------

                            A       B       C
                            -----   -----   ----
WELL CAPITALIZED               23      26     29
ADEQUATELY CAPITALIZED         26      29     30
UNDERCAPITALIZED               29      30     31


The transitional rules have now been made permanent. In February 1995 the FDIC proposed to amend the schedule from a current range of 23 to 31 to 4 to 31. The Bank currently pays deposit insurance to the FDIC at the rate of 29 cents per $100 of deposits.


FORMAL AGREEMENT
----------------

An on-site examination of the Bank was conducted by the Comptroller as of July 31, 1991. As a result of that examination, the Comptroller requested the Bank to take certain actions to improve the condition of the Bank, and the Bank agreed, pursuant to a formal agreement entered into with the Comptroller on April 8, 1992 (the "Formal Agreement"), to take such actions.

Under the terms of the Formal Agreement, the Bank agreed to (a) conduct studies of various parts of its operations and develop written action plans and policies designed to address any issues raised by those studies, (b) develop and implement a program designed to reduce the Bank's level of criticized assets,
(c) implement an effective and ongoing loan review system, (d) establish a program for maintaining an adequate allowance for loan and lease losses, (e) develop and implement a program to improve the Bank's loan administration, (f) update the Bank's real estate appraisal program and procedures, (g) develop a program for the management of the Bank's other real estate owned (OREO), (h) develop a capital program and maintain total capital at least equal to 9% of risk-weighted assets, and Tier 1 capital at least equal to 6% of actual adjusted total assets, (i) maintain liquidity at a level sufficient to sustain the Bank's operations, and (j) develop a program for Board supervision over the Bank's management team. The Formal Agreement also prohibits the payment of any cash dividends by the Bank without the prior written consent of the Comptroller.

The Comptroller conducted another examination of the Bank as of July 31, 1992. As a result of that examination, the Comptroller requested, and on November 27, 1992, management and the Board of Directors of the Bank agreed to certain commitments to take specific actions to assure compliance with the Formal Agreement. The Comptroller conducted its annual examinations as of August 31, 1993 and September 30, 1994. The Bank was found to be in full, substantial or partial compliance with all terms and commitments under the Formal Agreement. Management believes the Bank is now in substantial compliance with all the terms of the Formal Agreement.

MEMORANDUM OF UNDERSTANDING
---------------------------

On May 27, 1993, the Company executed a Memorandum of Understanding ("memorandum") with the Federal Reserve Bank of San Francisco (the "Fed") in which the Company agreed to submit a summary of actions to improve conditions in the Bank, not declare cash dividends without prior notice to the Fed, and obtain prior approval of changes in Directors or executive officers. Management of the Company believes the Company is in substantial compliance with the Memorandum.

CAPITAL ADEQUACY GUIDELINES
---------------------------

The Federal Reserve Board, FDIC and Comptroller have issued guidelines to implement the new risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned.

The guidelines included a transition period for implementing the risk-based capital requirements to allow banking organizations, among other things, to raise additional capital, if necessary, or restructure their asset mix to achieve compliance. The transition period, which was in effect through the end of 1992, required an institution to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 7.25%, of which at least 3.6% was required to consist of Tier 1 capital. On and after December 31, 1992, the guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier 1 Capital. Higher risk-based ratios are required to be considered well capitalized under the prompt corrective action provisions of FDICIA (see ITEM 1. BUSINESS, SUPERVISION AND
                                            ----------------
REGULATION, FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991,
            -------------------------------------------------------------
PROMPT CORRECTIVE ACTION).

A banking organization's qualifying capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock (plus, for bank holding companies, qualifying cumulative perpetual preferred stock an amount to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

Tier 2 capital may consist of (i) the allowance for loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock and long-term preferred stock (which for bank holding companies must have an original maturity of 20 years or more) and related surplus; (iii) hybrid capital instruments (with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the federal banking authorities.

The federal banking authorities have also adopted a minimum ratio of Tier 1 capital to average total assets of 3% for the highest rated banks. This risk-based leverage capital ratio is only a minimum and applies only to the highest rated banks. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. Furthermore, higher leverage capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of FDICIA (see ITEM 1. BUSINESS, SUPERVISION
                                                   ----------------
AND REGULATION, FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991,
                -------------------------------------------------------------
PROMPT CORRECTIVE ACTION). Thus, the effective minimum risk-based leverage ratio, for all practical purposes, is at least 4% or 5%.

The federal banking authorities have issued a joint advance notice of proposed rule making, in accordance with FDICIA, seeking public comment of methods to take account of interest rate risk, concentrations of credit risk and the risks of nontraditional activities in calculating risk-based capital. Although the notice does not contain any agency proposals relating to concentration of credit risk and risks of nontraditional activities, the notice includes a general framework for taking account of interest rate risk. Under that framework, institutions with interest rate risk exposure in excess of a certain threshold would be required to hold capital proportionate to that excess risk. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 100 basis point parallel shift in interest rate markets.

The federal banking agencies recently issued a statement advising that, for regulatory purposes, federally supervised banks and savings associations should report deferred tax assets in accordance with Statement of Financial Accounting Standards Board No. 109 ("SFAS No. 109") beginning in 1993, although earlier application was permitted subject to certain limitations. However, the federal banking agencies have advised that they will place a limit on the amount of deferred tax assets that is allowable in computing an institutions's regulatory capital. Deferred tax assets that can be realized from taxes paid in prior carry back years and from the future reversal of temporary differences would generally not be limited. Deferred tax assets that can only be realized through future taxable earnings, including the implementation of a tax planning strategy, would be limited to regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date or (ii) 10% of Tier 1 Capital. The amount of deferred taxes in excess of this limit, if any, would be deducted from Tier 1 Capital and total assets in regulatory capital calculations. The federal banking agencies have notified institutions that their capital rules will be amended to reflect this change. The Company has adopted SFAS No. 109 effective January 1, 1993. As a result of the provisions of SFAS No. 109 the Company has established an allowance of $837,000 against its tax asset of $2,452,000 as of December 31, 1994.

COMMUNITY REINVESTMENT ACT
--------------------------

The Community Reinvestment Act ("CRA") requires each national bank, as well as other lenders, to identify the communities served by the national bank's offices and to identify the types of credit the national bank is prepared to extend to such communities. The CRA also requires the Comptroller to assess the performance of the national bank in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

In connection with its assessment of CRA performance, the Comptroller assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on an examination conducted during May of 1993, the Bank was rated Outstanding. The last examination was conducted in February of 1995 and the Bank expects to maintain the same rating.

                       ACCOUNTING PRONOUNCEMENTS

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under the provisions of SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114, as amended, requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor will recognize an impairment by creating a valuation allowance with a corresponding charge to bad debt expense. This statement also applies to restructured loans and eliminates the requirement to classify loans that are in-substance foreclosures as foreclosed assets except for loans where the creditor has physical possession of the underlying collateral, but not legal title. SFAS 114 must be adopted by the Company January 1, 1995. The Company does not believe adoption of this statement will have a material impact on its results of operations or financial position.

In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS No. 119"). SFAS No. 119 requires entities that hold or issue derivative financial instruments for trading purposes to disclose related average fair value and net trading gains or losses. For entities that hold or issue derivative financial instruments for purposes other than trading, it requires disclosure about those purposes and about how the instruments are reported in financial statements.
For entities that hold or issue derivative financial instruments and account for them as hedges of anticipated transactions, it requires disclosure about the anticipated transactions, the classes of derivative financial instruments used to hedge those transactions, the amounts of hedging gains and losses deferred, and the transactions or other events that result in recognition of the deferred gains or losses in earnings, SFAS No. 119 also encourages the disclosure of quantitative information about market risks of derivative financial instruments, and also of other assets and liabilities, that is consistent with the way the entity manages or adjusts risks and that is useful for comparing the results of applying the entity's strategies to its objectives for holding or issuing the derivative financial instruments. SFAS No. 119 applies to financial statements issued for fiscal years ending after December 15, 1994. The Company does not anticipate that the implementation of SFAS No. 119 will have a material impact on its results of operations or financial position.


                            EMPLOYEES
                           ----------


The Bank currently employs approximately 174 persons in varying capacities. The Company does not have any full-time employees at this time. (See ITEM 11.
                                                                 ---------
EXECUTIVE COMPENSATION, for further information).
-----------------------

ITEM 2.  PROPERTIES.
--------------------

On December 29, 1982, the Company entered into a sublease (the "Sublease") for the premises covering approximately 5,735 square feet on the ground floor of a building located at 3951 South Coast Plaza Drive, Santa Ana, California 92704. The Sublease the ("old Sublease") had an initial term of 10 years, which expired on January 31, 1993. The Sublease was amended effective February 1, 1993 for a term of 24 months, terminating on January 31, 1995. It has further been amended to expire on January 31, 1998. The rent for the premises at the end of the term of the old Sublease was $2.61 per square foot per month. The rent under the terms of the "new Sublease" is $1.38 per square foot per month. The Company has assigned the Sublease to the Bank for the purpose of conducting banking operations on the premises. The Company does not independently occupy any part of the premises.

On May 4, 1988 the Bank entered into a lease expiring June 30, 2000 for the branch located at 22831 Lake Forest Drive, El Toro, California. The El Toro premises consist of approximately 6,672 square feet and the current monthly rent is $1.64 per square foot.

On September 19, 1989 the Bank entered into a lease expiring September 18, 1993 for the Service Center located at 17252 Armstrong, Suite H, Irvine, California. These premises consist of approximately 7,900 square feet. On August 26, 1994, the Company revised and extended the lease for a period of twelve months, expiring September 17, 1995, at the current monthly rent of $.67 per square foot.

On October 4, 1989 the Bank entered into a lease expiring December 31, 1999 for the Orange regional office located at 625 The City Drive, Orange, California. These premises consist of approximately 8,257 square feet and the current monthly rent is $2.01 per square foot.

On November 29, 1991 the Bank entered into a lease for a branch facility, commercial loan department and escrow division space covering approximately 14,866 square feet on the ground floor and 14,103 square feet for its headquarters office on the ninth floor of a building located at 4100 Newport Place, Newport Beach, California 92660. The Lease has an initial term of 10 years. The current rent for the premises is $1.57 per square foot per month on the ground floor and $1.55 per square foot per month for the ninth floor. Pursuant to the Lease, the Bank has an option to lease additional space on the ninth floor. The Bank is using the ground floor for banking operations and is using the ninth floor for administrative offices.

All of the premises leased by the Company are used by the Bank and there are no immediate plans to utilize any of the leased premises for any other purpose.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------


From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's or Bank's exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the incurrence of the loss is probable. Because of the uncertainties and possible costs related to legal proceedings, the Bank has accrued $143,000 for potential future damages and legal fees. After taking into consideration information furnished by counsel to the Company and the Bank as to the current status of various remaining claims and legal proceedings to which the Company or the Bank is a party, management of the Company and the Bank believe that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matter was submitted to security holders during the fourth quarter of the fiscal year ended December 31, 1994.


PART II.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS.
--------


As of January 31, 1995, there were approximately 306 shareholders of record of the Company's common stock. No shares of the Company's preferred stock have been issued or are outstanding.

Although there are at least four broker/dealers purporting to make a market in the Company's common stock, there is limited trading activity in the Company's common stock. No cash dividends have been paid on shares of the Company's common stock since the formation of the Company, and the Company presently has no intention to pay cash dividends in the foreseeable future.

The following table lists high and low bid prices of the Company's Common Stock in the over the counter market. Prices represent quotations by dealers making a market in the stock and reflect inter-dealer prices without adjustments for mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Trading in the Company's common stock is limited in volume and may not be a reliable indicator of its market value.

                       1994            1993
                       -----           -----
                    HIGH    LOW     HIGH    LOW
                    -----   -----   -----   -----
FIRST QUARTER       $4.25   $4.25   $7.50   $6.50
SECOND QUARTER      $4.75   $4.25   $6.50   $5.75
THIRD QUARTER       $5.00   $4.63   $6.25   $5.25
FOURTH QUARTER      $5.50   $4.63   $5.50   $4.00

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The following table should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the notes thereto contained in Item 8 of this Form 10-K.

                                        FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------
    $ IN 000'S                   1994        1993        1992       1991       1990
                             --------    --------    --------   --------   --------
OPERATING REVENUE            $ 24,849    $ 25,800    $ 30,912   $ 36,137   $ 35,838
INTEREST & FEE INCOME          22,721      23,642      28,861     34,378     34,116
NET INTEREST AND FEE
 INCOME                        16,385      15,556      17,630     18,291     17,054

NET INCOME (LOSS)                 859      (2,815)        507        319      3,016
NET INCOME (LOSS) PER
 SHARE *1                        0.35       (1.14)       0.20       0.12       1.33

CASH DIVIDENDS DECLARED
 PER SHARE                          0           0           0          0          0

===================================================================================

                                               AS OF DECEMBER 31,
                                              -------------------
     $ IN 000'S                   1994        1993        1992       1991       1990
                             --------    --------    --------   --------   --------
TOTAL ASSETS                 $300,665    $324,550    $372,762   $368,159   $345,725
TOTAL DEPOSITS                277,389     299,726     343,137    341,607    317,201
TOTAL LIABILITIES             280,937     304,363     350,067    346,481    324,488
NET LOANS & LEASES            195,203     206,370     237,884    278,408    273,745
LONG TERM DEBT                  2,351       2,351       3,000      3,000      3,000
TOTAL SHAREHOLDERS'
 EQUITY                        19,728      20,187      22,695     21,678     21,237

===================================================================================

*1  ADJUSTED FOR STOCK SPLITS IN 1990

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION.
--------------------


The purpose of this discussion is to provide additional information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this annual report. Since the banking subsidiary represents most of the Company's activity and investment, the following discussion relates primarily to the financial condition and operations of the Bank. It should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained in Item 8 of this Form 10-K.


FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
----------------------------------------------------

                                    SUMMARY

The following chart shows comparative data for selected items of the financial statements:

$ IN 000'S EXCEPT                           INCREASE                 INCREASE
 EARNINGS PER SHARE DATA         1994      (DECREASE)     1993      (DECREASE)     1992
---------------------------    ---------   ----------   ---------   ----------   ---------
AVERAGE TOTAL ASSETS           $319,129     $(25,391)   $344,520     $(12,964)   $357,484
                                                (7.4)%                   (3.6)%
AVERAGE LOANS AND LEASES       $202,009     $(22,969)   $224,978     $(45,806)   $270,784
                                               (10.2)%                  (16.9)%
AVERAGE DEPOSITS               $292,437     $(23,306)   $315,743    $(13,267)    $329,010
                                                (7.4)%                  (4.0)%

NET INTEREST INCOME            $ 16,385     $    829    $ 15,556     $ (2,074)   $ 17,630
                                                 5.3%                   (11.8)%
PROVISION FOR LOAN AND
 LEASE LOSSES                  $  3,365     $ (1,524)   $  4,889     $    114    $  4,775
                                               (31.2)%                    2.4%

Net Income (Loss)              $    859        3,674    $ (2,815)    $ (3,322)   $    507
                                                 n/a                      n/a
Income (Loss) Per              $   0.35     $   1.49    $  (1.14)     $ (1.34)   $    .20
 Share                                           n/a                      n/a

Return On Average Assets            .27%        1.09%       (.82)%       (.96)%       .14%
                                                n/a                       n/a

Return on Average Equity           4.19%     17.14        (12.95)%     (15.19)%       2.24%
 (1)                                            n/a                      n/a

Ratio of Average Equity            6.45%         .14        6.31%        (.02)%      6.33%
 to Average Assets                              2.20%                    (.32)%


Cash Dividends declared               0          n/a           0          n/a           0

(1) Average equity computed based on month end balances.

The decrease in average assets, average loans and average deposits from 1992 through 1994 reflects the recessionary economy in the country and Orange County in particular, increased competition by mutual funds for deposit balances, intentional runoff of higher cost time deposits and an emphasis by the Bank on improving asset quality and collecting loans rather than on generating new business. Net income decreased between 1992 and 1993 due to the continued decrease in average loans and net interest income and a slight increase in the provision for loan and lease losses. Net income increased between 1993 and 1994 due to reduced amount for provision for loan losses, nonperforming assets and improved interest spreads.

Total deposits declined by $22,337,000 from $299,726,000 on December 31, 1993 to $277,389,000 on December 31, 1994. The decline was due to the Company's policy in 1994 to reduce its deposits acquired through National Publications listings by not renewing such deposits upon maturities. This was done to offset reduced loan demand and excess liquidity in investment securities.

                             RESULTS OF OPERATIONS

                                                INCREASE                INCREASE
     $ IN 000'S                 1994            (DECREASE)      1993    (DECREASE)      1992
     ----------                -------          ---------    -------    ---------    -------
Total Interest and Fee
 Income                         $22,721           ($  921)   $23,642     ($5,219)    $28,861
                                                    (3.90)%               (18.08)%

TOTAL INTEREST EXPENSE           6,336             (1,750)     8,086      (3,145)     11,231
                                                   (21.64)%                (28.0)%
                                -------------------------------------------------------------
NET INTEREST
 INCOME BEFORE
 PROVISION FOR
 LOAN AND LEASE
 LOSSES                         $16,385           $   829    $15,556     ($2,074)    $17,630
                                                     5.33 %               (11.76)%
                                =============================================================
 NET INTEREST AND
  FEE INCOME
  EARNED AS A
  PERCENTAGE OF
  AVERAGE INTEREST
  EARNING ASSETS                   5.61%             0.64 %     4.97%      (0.38)%      5.35%

NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES.
---------------------------------------------------------------
The decrease in net interest income before provision for loan and lease losses from 1992 to 1993 resulted from shrinking margins caused by a declining interest rate environment, a decrease in average interest earning assets, a shift in average interest earning assets from loans to investment securities and Federal funds sold and an increase in nonaccrual loans. Net interest income increased in 1994 from 1993 as the interest spread improved due to rising interest rates and average non-interest bearing deposits increased from $92,270,000 in 1993 to $101,022,000 in 1994.

The net yield without the loan fees on interest earning assets increased to 5.61% in 1994 from 4.97% in 1993. As of December 31, 1994, the Company had a total of $225,358,000 interest earnings assets that would reprice within one year as compared to $175,879,000 interest bearing liabilities that would reprice within the same period of time. The short term impact of any rise or decline in interest rates would therefore be insignificant.




                                               INCREASE                 INCREASE
                                               --------                 --------
          $ IN 000's                1994      (DECREASE)     1993      (DECREASE)      1992
          ----------              ---------   ----------   ---------   -----------   ---------
                                  $ 16,887        3,213    $ 13,674         3,230    $ 10,444
AVERAGE NONACCRUAL LOANS                           23.5%                     30.9%

INTEREST INCOME NOT                                                                       781
 RECOGNIZED DURING THE
 PERIOD ON NONACCRUAL                                         1,169
 LOANS                                 951         (218)                      388
                                                 (18.65)%                    49.7%

 INTEREST INCOME RECOGNIZED
  DURING THE PERIOD ON
  NONACCRUAL LOANS                      20          (73)         93            10          83
                                                 (78.49)%                    12.0%

AVERAGE LOANS AND LEASES
 TO AVERAGE DEPOSITS
                                      69.1%        (2.2)       71.3%        (11.0)       82.3%
                                                   (3.1)%                   (13.7)%

AVERAGE INTEREST EARNING
 ASSETS                           $292,060     ($20,656)   $312,716      ($16,576)   $329,292
                                                   (6.6)%                    (5.0)%


During the three year period, loan production and average outstanding loans declined as the Company focused on monitoring the performance of the outstanding loans, identifying potential problems and collecting identified problem loans and real estate owned. Demand for loans declined during the period as Southern California became more enmeshed in recession. At the same time, the Company refined its loan underwriting and approval process, seeking higher quality credits which reduced the volume of loans meeting the tightened criteria.

 AVERAGE                           Percent                          Percent                           Percent
 BALANCES,                            of       Interest                of       Interest                of        Interest
$ IN 000'S              1994        Total        Rate     1993        Total       Rate      1992       Total        Rate
---------               ----        -----        ----     ----        -----       ----      -----      -----        ----
SAVINGS
 DEPOSITS              $120,120     41.08%       2.58%   $120,600     38.20%       2.84%   $125,403     38.11%       3.63%

TIME DEPOSITS            71,295     24.38%       4.11%    120,873     32.58%       4.24%    121,463     36.92%       5.28%
                       ---------------------------------------------------------------------------------------------------
TOTAL INTEREST
 BEARING
 DEPOSITS               191,415     65.46%       3.15%    223,473     70.78%       3.49%    246,866     75.03%       4.44%
                       ---------------------------------------------------------------------------------------------------
DEMAND DEPOSITS         101,022     34.54%        N/A      92,270     29.22%        N/A      82,144     24.97%        N/A
                       ---------------------------------------------------------------------------------------------------
TOTAL DEPOSITS         $292,437    100.00%               $315,743    100.00%               $329,010    100.00%
                       ====================================================================================================



Interest expense declined as interest rates fell and the balance of interest bearing deposits fell in each year. In addition, during 1993, and continuing in 1994, the Company established a policy not to renew brokered certificates of deposit and deposits gathered through listings in national publications listing the rates offered on time deposits by a large number of banks around the country. Although the rates paid on the certificates of deposit approximate the rates paid by the Bank on its other certificates of deposit, the decline in balances of these deposits caused a concurrent decline in interest expense.

PROVISION FOR LOAN AND LEASE LOSSES  The provision for loan and lease losses
-----------------------------------
creates an allowance for estimated future loan and lease losses. When losses or recoveries occur, they are charged against or credited to the allowance.

                               INCREASE              INCREASE
                              ----------            -----------
 $ IN 000'S           1994    (DECREASE)    1993    (DECREASE)     1992
 ----------          ------   ----------   ------   -----------   ------
LOAN AND
 LEASE
 CHARGE-OFFS         $6,082    $  1,418    $4,664      ($1,770)   $6,434
                                  30.40 %               (27.51)%
                     ---------------------------------------------------
PROVISION FOR
 LOAN AND
 LEASE
 LOSSES              $3,365     ($1,524)   $4,889       $  114    $4,775
                                 (31.17)%                 2.39%
                     ===================================================

Due to continued high levels of nonperforming and classified loans and lease charge offs, substantial provisions for loan and lease losses have been necessitated. The financial difficulties of certain of the Bank's borrowers reflect the continuing recession and declining real estate market in Southern California. In addition to provision for loan and lease losses the Company incurred $2,164,000 in 1993 and $1,070,000 in 1994 in real estate owned expenses. Those expenses included, property taxes, selling costs, writedowns and losses on sale. The total real estate owned at December 31, 1993 amounted to $2,289,000 and $2,676,000 at December 31, 1994. Those properties have already been written down to their fair market values less estimated selling costs.

OTHER INCOME  The following table sets forth information by category of other
------------
income and the changes in categories of other income between periods for the periods indicated:

                                         INCREASE              INCREASE
                                        ----------            ----------
         $ IN 000'S              1994    (DECREASE)    1993    (DECREASE)    1992
         ---------             ------   ----------   ------   ----------   ------
       Escrow Fees             $  304     $  (100)   $  404      $  (38)   $  442
                                            (24.8)%                (8.6)%
       Service Charges            969          (5)      974          (6)      980
                                              (.5)%                 (.6)%
       Securities Gains             6           6         0        (114)      114
                                              n/a                   n/a

       Other Income               849          69       780         265       515
                                              8.8 %                51.5 %
                            -----------------------------------------------------
       Total Other Income      $2,128        ( 30)   $2,158         143    $2,051
                                             (1.4)%                 7.1 %
                            =====================================================

The increase in other income from 1992 as compared to 1993 and 1994 is principally the result of the increase in rental income on REO properties from $4,000 in 1992 to $161,000 in 1993 and $130,000 in 1994 and the increase in net master card merchant revenue from $79,000 in 1992 to $188,000 in 1993 and $130,000 in 1994.

OTHER EXPENSE  The following table sets forth information by category of other
-------------
expense and the changes in categories of other expense between periods for the periods indicated:



                                                INCREASE                INCREASE
                                               -----------             ----------
            $ IN 000'S                1994     (DECREASE)     1993     (DECREASE)     1992
            ----------               -------   -----------   -------   ----------   --------
Salaries and Employee Benefits       $ 6,454     ($  780)    $ 7,234     $   397     $ 6,837
                                                     (10.8)%                   5.8 %
Occupancy, Furniture and
 Equipment                             2,008        (474)      2,482         117       2,365
                                                     (19.1)%                   4.9 %

Customers' Data Processing Fee           173         (53)        226         (47)        294
                                                     (23.5)%                 (16.0)%

Legal Fees and Related Costs             660         426       1,086         582         504
                                                     (39.2)%                 115.5 %
Regulatory Assessments                   928         (28)        956         141         815
                                                      (2.9)%                  17.3 %
Supplies                                 267         (18)        285         (49)        334
                                                      (6.3)%                 (14.9)%
Other Real Estate Owned
 Expenses                              1,070      (1,094)      2,164       1,556         608
                                                     (50.6)%                 256.0 %

Other                                  2,185          23       2,162          88       2,074
                                                       1.1 %                   4.2 %
                                     --------------------------------------------------------
Total Other Expenses                 $13,745     $ 2,850     $16,595      $2,764     $13,831
                                                      17.17%                  20.0 %
                                     =========================================================

Salaries and benefits expense increased during 1993 as a result of additions to staff related to the opening of a new headquarters office and branch office in Newport Beach in June 1992, and additions to staff in the special assets department in 1992 and 1993 to work out problem loans and dispose of other real estate owned. Pursuant to management's plan to improve operating efficiency, in November 1993, the Bank reduced staff by 20 personnel at an annualized savings of salaries and benefits of approximately $700,000 and a one time cost of approximately $50,000. Occupancy expense was relatively constant during the period with the exception of the costs related to the new headquarters and branch office.

The Bank pays for certain data processing fees of some its business customers based on the net investable deposit balances those customers maintain with the Bank. As interest rates declined during the three year period, customers earned fewer credits which could be used to pay their data processing fees. In addition, the total balances earning such credits declined as total deposits declined during the period (see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                ------------------------------------------------
RESULTS OF OPERATIONS AND FINANCIAL CONDITION, RESULTS OF OPERATIONS, OTHER
---------------------------------------------                         -----
INCOME & ITEM 1  BUSINESS, BUSINESS OF THE BANK, DEPOSITS).
------   ----------------                        --------

Legal fees, other real estate owned expenses (including losses on sale) and other expenses have all remained high as a result of increases in delinquent loans, nonperforming loans and other real estate owned. (see ITEM 1 BUSINESS,
                                                              ----------------
BUSINESS OF THE BANK, LOANS, ALLOWANCE FOR LOAN AND LEASE LOSSES & ASSET
                      -----  -----------------------------------   -----
QUALITY).  Other real estate owned expenses included provisions for selling
-------
expenses of $243,000 and $108,000 in 1994 and 1993, respectively, and expenses and losses on sales of other real estate owned of $827,000 and $2,056,000 in 1994 and 1993, respectively.

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's or Bank's exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the incurrence of the loss is probable. Because of the uncertainties and possible costs related to legal proceedings, the Bank has accrued $143,000 for potential future damages and legal fees. After taking into consideration information furnished by counsel to the Company as to the current status of various remaining claims and legal proceedings to which the Company or the Bank as a party, management of the Company believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial statements.

Regulatory assessments increased during the period as a result of an increase in deposit insurance premiums by the FDIC. Although total deposits declined significantly during the three years (see ITEM 1 BUSINESS, BUSINESS OF THE
                                          ----------------
BANK, DEPOSITS), the decline was more than offset by the increase in the deposit
      --------
premium rate from $0.19 per $100 in deposits in 1991 to $0.23 per $100 in deposits in 1992 to $0.29 per $100 in deposits in 1993 and 1994. Deposit premium rate changes are effective July 1 of the year in which the change takes place.

INCOME TAX EXPENSE
------------------

The following table shows the Company's income tax expense or benefit, related effective tax expense or benefit rate for the periods indicated and the changes between periods:

   $ IN 000'S             1994    (DECREASE)     1993     (DECREASE)     1992
   ----------           -------   -----------   ------   ------------   ------
INCOME TAX EXPENSES
 (BENEFIT)               $ 544       $1,499     ($ 955)    $(1,523)      $ 568
                                        N/A                     N/A
EFFECTIVE INCOME TAX
 EXPENSE (BENEFIT) RATE  38.77%                 (25.33)%        N/A      52.84%

The effective tax benefit rate for 1994 and 1993 reflects the requirements of FASB's SFAS 109, adopted by the Company effective January 1, 1993, that limits the amount of tax benefit a company can recognize based on certain criteria. During 1992, the Company accounted for income taxes under the provisions of SFAS 96, which provisions were substantially similar to SFAS 109 but limited recognition of the future benefit of temporary differences. (See footnote number 10 to the accompanying consolidated financial statements).



                       FINANCIAL CONDITION


OVERVIEW
--------

The following table sets forth the book values and changes in book values of selected assets and liabilities of the Company as of December 31, 1994, 1993 and 1992:



                                       INCREASE                INCREASE
                                      ----------              ----------
     $ IN 000's               1994    (DECREASE)     1993     (DECREASE)    1992
     ----------            --------   ----------   -------    ----------   ------
Investment Securities      $ 72,075    ($ 9,062)   $ 81,137    $ 20,528    $ 60,609
                                        (11.17)%                 33.87%
Net Loans and Leases       $195,203    ($11,167)   $206,370    ($31,514)   $237,884
                                         (5.41)%                (13.25)%
Other Real Estate Owned    $  2,676   $     387    $  2,289    ($ 9,799)   $ 12,088
                                         16.91 %                (81.06)%
Total Assets               $300,665    ($23,885)   $324,550    ($48,212)   $372,762
                                         (7.36)%                (12.95)%
Total Deposits             $277,389    ($22,337)   $299,726    ($43,411)   $343,137
                                         (7.45)%                (12.65)%
Total Equity               $ 19,728    ($   459)   $ 20,187    ($ 2,508)   $ 22,695
                                         (2.27)%                (11.05)%

Investment securities increased and net loans decreased from 1992 to 1993 as loan demand fell in response to the deteriorating economy and the Bank focused its human and financial resources on identifying and working out problem loans and other real estate owned obtained through foreclosure on properties collateralizing loans. Other real estate owned decreased from 1992 as the Bank applied significant resources to disposing of properties. Total assets and total deposits decreased significantly from 1992 as the Bank decreased its marketing efforts while concentrating on resolving asset quality issues. Total equity declined between 1992 and 1993 as the Company experienced its first annual operating loss as a result of losses on loans, losses on writedowns, operations and sales of other real estate owned and declining net interest income as interest rates fell.

During 1994 the Company continued its efforts on working out problem loans. The proceeds from loan collections and maturing investment securities were used to payoff time certificates of deposits acquired through listings on National Publications resulting in a decline in investment securities, loans and deposits from 1993 to 1994. The decline in equity was due to unrealized losses on securities.

The primary sources of funds for the Bank's lending programs are local deposits, loan payments and proceeds from maturity of investment securities.


INFLATION
---------

The impact of inflation on a financial institution is significantly different from that exerted on an industrial concern, mainly because a financial institution's assets and liabilities consist almost entirely of monetary items. The relatively low portion of the Company's fixed assets to total assets reduces both the potential of inflated earnings resulting from understated depreciation, and the potential understatement of absolute asset values.

CAPITAL RESOURCES
-----------------

On December 31, 1990, new risk based capital requirements became effective. Under the requirements, holding companies and banks are required currently to maintain minimum ratios of total capital and "core" (Tier 1) capital to risk-weighted assets(see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, CAPITAL
                    ----------------                              -------
ADEQUACY GUIDELINES);  however, under the terms of its formal agreement with the
-------------------
Comptroller, the Bank will be required to maintain capital in excess of this minimum requirement (see ITEM 1 BUSINESS, SUPERVISION AND REGULATION, FORMAL
                         ----------------                              ------
REGULATORY AGREEMENT).  The regulatory capital requirements, capital
--------------------
requirements under the formal agreement and the Bank and Company's actual capital ratios are shown in the following table as of the dates indicated:

                                                                     AT DECEMBER 31,
                   -------------------------------------------------------------------------------------------------------------
                                                1994                                                  1993
                   -------------------------------------------------------   ---------------------------------------------------
                                                                  EXCESS                                                EXCESS
                                   PER                 EXCESS      TO                    PER                 EXCESS       TO
                      MINIMUM    FORMAL                  TO      FORMAL     MINIMUM    FORMAL                 TO        FORMAL
                       STATU-    AGREE-               STATU-     AGREE-      STATU-     GREE-               STATU-     AGREE-
                        TORY       MENT     ACTUAL      TORY       MENT       TORY       MENT     ACTUAL      TORY       MENT
                   ------------------------------------------------------------------------------------------------------------
FOR THE BANK
------------
RISK-BASED
 CAPITAL:
     TIER 1              4.00%     N/A       10.82%      6.82%       N/A       4.00%       N/A      9.47%      5.47%        N/A
TOTAL RISK-BASED         8.00%      9.00%    12.07%      4.07%      3.07%      8.00%      9.00%    10.72%      2.72%       1.72%
TIER 1
 LEVERAGE RATIO /1/      4.00%      6.00%     7.47%      3.47%      1.47%      4.00%      6.00%     6.50%      2.50%        .50%

FOR THE COMPANY
---------------
RISK-BASED CAPITAL:
     TIER 1              4.00%     n/a       10.00%      6.00%       n/a       4.00%       n/a      8.86%      4.46%        n/a
TOTAL RISK-BASED         8.00%     n/a       11.24%      3.24%       n/a       8.00%       n/a     10.11%      2.11%        n/a
TIER 1
 LEVERAGE  RATIO         4.00%     n/a        6.97%      2.97%       n/a       4.00%       n/a      6.08%      2.08%        n/a


As of December 31, 1994 and 1993, the Bank and the Company were in compliance with statutory risk-based capital requirements and the Bank was in compliance with the more stringent capital requirements imposed by the Formal Agreement.
----------------


/1/  In some circumstances this minimum ratio may be 3%.

ITEM 8.  FINANCIAL STATEMENTS.
------------------------------


     California Commercial Bankshares and Subsidiaries

        Index to Consolidated Financial Statements


                                         Page Number

Independent Auditors' Report                    53


Consolidated Balance Sheets,
December 31, 1994 and 1993                      54


Consolidated Statements of Operations
For The Years Ended December 31,
1994, 1993 and 1992                             56


Consolidated Statements of Shareholders'
Equity For The Years Ended December 31,
1994, 1993 and 1992                             57


Consolidated Statements of Cash Flows
For The Years Ended December 31, 1994,
1993 and 1992                                   58


Notes to Consolidated Financial Statements
For The Years Ended December 31, 1994,
1993 and 1992                                   60

            CALIFORNIA COMMERCIAL BANKSHARES
            AND SUBSIDIARIES
            ----------------

            Consolidated Financial Statements for the
            Years Ended December 31, 1994, 1993 and
            1992 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CALIFORNIA COMMERCIAL BANKSHARES:


We have audited the accompanying consolidated balance sheets of California Commercial Bankshares (the Company) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Commercial Bankshares and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1994 the Bank changed its method of accounting for investment securities.



FEBRUARY 9, 1995
LOS ANGELES, CALIFORNIA

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
_________________________________________________

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994 AND 1993

_____________________________________________________________________________________

               ASSETS                                  1994                  1993
______________________________________            ______________       ______________

CASH AND DUE FROM BANKS
  Noninterest bearing (Note 3)                    $  21,069,000        $  20,781,000
  Interest bearing                                      246,000
FEDERAL FUNDS SOLD                                    2,000,000            6,000,000
                                                  --------------       --------------
TOTAL CASH AND CASH EQUIVALENTS                      23,315,000           26,781,000

INVESTMENT SECURITIES, at cost (estimated
  fair value $81,816,000) (Note 4)                                        81,137,000

INVESTMENT SECURITIES available
  for sale at estimated fair
  value (Note 4)                                     72,075,000

LOANS AND INVESTMENT IN LEASES, net
  (Notes 5 and 9)                                   195,203,000          206,370,000

ACCRUED INTEREST RECEIVABLE                           2,846,000            2,487,000

PROPERTY - net (Note 6)                                 988,000            1,328,000

OTHER REAL ESTATE OWNED                               2,676,000            2,289,000

OTHER ASSETS (Note 8)                                 3,562,000            4,158,000

                                                  --------------       --------------
               TOTAL                              $ 300,665,000        $ 324,550,000
                                                  ==============       ==============

_____________________________________________________________________________________

See notes to consolidated financial statements.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
_________________________________________________

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994 AND 1993

_____________________________________________________________________________________

   LIABILITIES AND SHAREHOLDERS' EQUITY                1994                  1993
__________________________________________        ______________       ______________

DEPOSITS:
Demand:
  Noninterest-bearing                             $  98,733,000        $  96,252,000
  Interest-bearing                                   79,695,000           75,399,000
Savings                                              40,504,000           42,822,000
Time certificates, $100,000 and over                 28,896,000           33,026,000
Other time deposits                                  29,561,000           52,227,000
                                                  --------------       --------------
  Total Deposits                                    277,389,000          299,726,000

INTEREST PAYABLE                                        149,000              140,000

NOTE PAYABLE (Note 7)                                 2,351,000            2,351,000

OTHER LIABILITIES (Note 8)                            1,048,000            2,146,000
                                                  --------------       --------------
 Total Liabilities                                  280,937,000          304,363,000

SHAREHOLDERS' EQUITY
  (Notes 7, 8 and 13):
Preferred stock - no par value;
  authorized, 1,000,000 shares;
  outstanding, none
Common stock - no par value;
  authorized, 10,000,000 shares;
  issued and outstanding, 2,423,000
  in 1994 and 1993                                   10,782,000           10,782,000
Paid-in capital                                         475,000              475,000
Retained earnings                                     9,789,000            8,930,000
Net unrealized loss on  investment securities
  available for sale, net of tax of $711,000         (1,318,000)
                                                  --------------       --------------
  Total Shareholders' Equity                         19,728,000           20,187,000
                                                  --------------       --------------
               TOTAL                              $ 300,665,000        $ 324,550,000
                                                  ==============       ==============

_____________________________________________________________________________________

See notes to consolidated financial statements.

         CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
         _________________________________________________

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

         ______________________________________________________________________________________________

                                                                   1994          1993          1992
                                                               ____________  ____________  ____________
         INTEREST AND FEE INCOME:
         Loans and leases, including fees                      $18,347,000   $19,904,000   $25,583,000
         Investment securities                                   3,873,000     3,261,000     2,836,000
         Federal funds sold                                        501,000       477,000       442,000
                                                               ------------  ------------  -------------
           Total Interest and Fee Income                        22,721,000    23,642,000    28,861,000
                                                               ------------  ------------  -------------
         INTEREST EXPENSE:
         Deposits                                                6,036,000     7,791,000    10,964,000
         Securities sold under agreements
           to repurchase                                            59,000        62,000        24,000
         Note payable (Note 7)                                     241,000       233,000       243,000
                                                               ------------  ------------  -------------
           Total Interest Expense                                6,336,000     8,086,000    11,231,000
                                                               ------------  ------------  -------------
         NET INTEREST INCOME BEFORE PROVISION FOR
           LOAN AND LEASE LOSSES                                16,385,000    15,556,000    17,630,000

         PROVISION FOR LOAN AND LEASE LOSSES (Note 5)            3,365,000     4,889,000     4,775,000
                                                               ------------  ------------  -------------
         NET INTEREST INCOME AFTER PROVISION
           FOR LOAN AND LEASE LOSSES                            13,020,000    10,667,000    12,855,000
                                                               ------------  ------------  -------------
         OTHER INCOME:
         Escrow fees                                               304,000       404,000       442,000
         Service charges                                           969,000       974,000       980,000
         Securities gains                                            6,000                     114,000
         Other income                                              849,000       780,000       515,000
                                                               ------------  ------------  -------------
           Total Other Income                                    2,128,000     2,158,000     2,051,000
                                                               ------------  ------------  -------------
         OTHER EXPENSES:
         Salaries and employee benefits                          6,454,000     7,234,000     6,837,000
         Occupancy, furniture and equipment                      2,008,000     2,482,000     2,365,000
         Data processing for customers                             173,000       226,000       294,000
         Legal fees and related costs (Note 12)                    660,000     1,086,000       504,000
         Regulatory assessments                                    928,000       956,000       815,000
         Supplies                                                  267,000       285,000       334,000
         Other real estate owned                                 1,070,000     2,164,000       608,000
         Other                                                   2,185,000     2,162,000     2,074,000
                                                               ------------  ------------  -------------
           Total Other Expenses                                 13,745,000    16,595,000    13,831,000
                                                               ------------  ------------  -------------
         INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)       1,403,000    (3,770,000)    1,075,000

         INCOME TAX EXPENSE (BENEFIT) (Note 10)                    544,000      (955,000)      568,000
                                                               ------------  ------------  ------------
         NET INCOME (LOSS)                                        $859,000   ($2,815,000)  $   507,000
                                                               ============  ============  ============
         NET INCOME (LOSS) PER COMMON AND COMMON
           EQUIVALENT SHARE                                         $0.35         ($1.14)        $0.20
                                                               ============  ============  ============
         WEIGHTED AVERAGE NUMBER OF COMMON AND
           COMMON EQUIVALENT SHARES OUTSTANDING                  2,427,000     2,459,000     2,517,000
                                                               ============  ============  ============



         ______________________________________________________________________________________________

         See notes to consolidated financial statements.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
-------------------------------------------------------------------------------

                                                                                        NET
                                                                                        UNREALIZED
                                                                                        LOSS ON
                                                                                        INVESTMENT
                                       COMMON STOCK                                     SECURITIES   TOTAL
                                                                PAID-IN      RETAINED   AVAILABLE    SHAREHOLDERS'
                                   SHARES          AMOUNT       CAPITAL      EARNINGS   FOR SALE     EQUITY
                                ____________    _____________ ____________ ____________ ____________ ____________
BALANCE AT JANUARY 1, 1992        2,214,000     $10,277,000      $163,000  $11,238,000               $21,678,000

NET INCOME                                                                     507,000                   507,000

STOCK OPTIONS EXERCISED (Note 8)    131,000         316,000                                              316,000

TAX BENEFIT OF STOCK OPTIONS
  EXERCISED                                                       194,000                                194,000
                                --------------- ------------  -------------------------------------- ---------------
BALANCE AT DECEMBER 31, 1992      2,345,000      10,593,000       357,000   11,745,000                22,695,000

NET LOSS                                                                    (2,815,000)               (2,815,000)

STOCK OPTIONS EXERCISED (Note 8)     78,000         189,000                                              189,000

TAX BENEFIT OF STOCK OPTIONS
  EXERCISED                                                       118,000                                118,000
                                --------------- ------------  -------------------------------------- ---------------
BALANCE AT DECEMBER 31, 1993      2,423,000      10,782,000       475,000    8,930,000                20,187,000

NET INCOME                                                                     859,000                   859,000

NET UNREALIZED LOSS ON INVESTMENT
SECURITIES AVAILABLE FOR SALE                                                           ($1,318,000)  (1,318,000)
                                --------------- ------------  -------------------------------------- ---------------
BALANCE AT DECEMBER 31, 1994      2,423,000     $10,782,000      $475,000   $9,789,000  ($1,318,000) $19,728,000
                                ============    ============  ============ ============ ============ ============

-------------------------------------------------------------------------------
See notes to consolidated financial statements.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
_________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

_____________________________________________________________________________________________________________

                                                             1994           1993            1992
                                                       _____________    _____________   ____________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $   859,000    $  2,815,000)    $    507,000
Adjustments to reconcile net income (loss) to net
  cash from operating activities:
  Depreciation and amortization                             580,000         610,000          700,000
  Amortization of discounts and premimums
    on investment securities
    available for sale                                      795,000
  Amortization of discounts and premimums
    on investment securities                                                449,000          288,000
  Provision for loan and lease losses                     3,365,000       4,889,000        4,775,000
  Provision for losses on other real estate owned           244,000       1,759,000          498,000
  Deferred income taxes                                     621,000          18,000          149,000
  Gain on sale of investment securities
    available for sale                                       (6,000)
  Gain on sale of investment securities                                                     (114,000)
  Loss (gain) on sale of other real estate owned              4,000        (167,000)        (132,000)
  (Gain) loss on sale of property                            (7,000)         (7,000)           3,000
  (Increase) decrease in accrued interest receivable       (359,000)        121,000          161,000
  Increase (decrease) in deferred loan fees                  27,000        (153,000)          55,000
  Decrease in unearned lease income                         (19,000)       (384,000)        (817,000)
  Decrease (increase) in other assets                       686,000        (714,000)        (136,000)
  Net decrease in interest payable
    and other liabilities                                (1,156,000)       (385,000)        (316,000)
                                                        -----------   --------------    ------------
    Net cash from operating activities                    5,634,000       3,221,000        5,621,000
                                                        -----------   --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investment
  securities available for sale                          19,350,000
Proceeds from sale of investment
  securities available for sale                          49,229,000
Purchase of investment securities
  available for sale                                    (62,335,000)
Proceeds from maturities of investment securities                       168,418,000       17,167,000
Proceeds from sales of investment securities                                               9,163,000
Purchases of investment securities                                     (189,395,000)     (43,899,000)
Net (increase) decrease in loans and
  investment in leases                                     (505,000)     26,159,000       26,185,000
Recoveries of loans and investment in leases              1,156,000         743,000          805,000
Payments received on in-substance foreclosures               93,000         210,000          647,000
Purchases of property                                      (251,000)       (298,000)        (740,000)
Proceeds from sale of property                               18,000           7,000           90,000
Proceeds from sale of other real estate owned             6,872,000       9,616,000          906,000
Additions to other real estate owned                       (390,000)
                                                        -----------   --------------    ------------
    Net cash from investing activities                   13,237,000      15,460,000       10,324,000
                                                        -----------   --------------    ------------
_____________________________________________________________________________________________________________

See notes to consolidated financial statements.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
_________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

___________________________________________________________________________________________________

                                                           1994            1993            1992
                                                       _____________   _____________   ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                    ($22,337,000)   ($43,411,000)    $ 1,530,000
(Decrease) increase in securities sold under
  agreements to repurchase                                               (2,500,000)      2,500,000
Proceeds from exercise of common stock options                              189,000         316,000
Payments on note payable                                                   (649,000)
                                                       -------------   -------------  -------------
     Net cash from financing activities                 (22,337,000)    (46,371,000)      4,346,000
                                                       -------------   -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (3,466,000)    (27,690,000)     20,291,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           26,781,000      54,471,000      34,180,000
                                                       -------------   -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $23,315,000     $26,781,000     $54,471,000
                                                       =============   =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid during the year for:
Interest                                                $ 6,327,000     $ 8,222,000     $11,510,000
                                                       =============   =============  =============
Income taxes                                            $   602,000     $   745,000     $   860,000
                                                       =============   =============  =============

SUPPLEMENTAL INFORMATION ON NONCASH INVESTING
  ACTIVITIES:

Property acquired through foreclosure                   $ 7,143,000     $   260,000     $ 9,587,000
                                                       =============   =============  =============
Assumption of debt through foreclosure                  $    67,000     $ 1,359,000     $    66,000
                                                       =============   =============  =============
Tax benefit for exercise of non-
  qualified stock options                               $         0     $   118,000     $   194,000
                                                       =============   =============  =============
___________________________________________________________________________________________________

See notes to consolidated financial statements.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
--------------------------------------------------------------------------------


1.  GENERAL

California Commercial Bankshares (the "Company") was incorporated on June 16, 1982 for the purpose of becoming a bank holding company. National Bank of Southern California (the "Bank") commenced operations as a wholly-owned subsidiary of the Company on January 10, 1983.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - The consolidated financial statements include the accounts of
-------------
the Company, the Bank and Venture Partners, Inc. All significant intercompany balances and transactions have been eliminated.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Cash and cash equivalents for the
-------------------------------------
purpose of the consolidated statements of cash flows are defined as cash and due from banks and Federal funds sold.

INVESTMENT SECURITIES - The Bank adopted Statement of Financial Accounting
---------------------
Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994. SFAS No. 115 requires the classification of investments in debt and equity securities into three categories: held to maturity, trading, and available for sale. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank has no trading securities. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes. As of January 1, 1994, the cumulative effect of the adoption of the new statement was not material.

The Bank designates investment securities as held to maturity or available for sale upon acquisition. Gain or loss on the sales of investment securities is determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------

LOANS AND INVESTMENT IN LEASES - Loans and leases are carried at principal
------------------------------
amounts outstanding, net of deferred net loan origination fees, unearned lease income and the allowance for loan and lease losses.

Nonaccrual loans are those for which management has discontinued accrual of interest because (i) there exists reasonable doubt as to the full and timely collection of either principal or interest or (ii) such loans have become contractually past due ninety days with respect to principal or interest. Interest accruals may be continued for loans that have become contractually past due ninety days when such loans are well secured and in the process of collection and, accordingly, management has determined such loans to be fully collectible as to both principal and interest.

For this purpose, loans are considered well secured if they are collateralized by property having a realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially capable party. Loans are considered to be in the process of collection if collection of the loan is proceeding so that management reasonably expects repayment of the loan or its restoration to a current status in the near future.

When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against current period operating results. Income on such loans is then recognized only to the extent that cash is received and where the ultimate collection of the carrying amount of the loan is probable, after giving consideration to borrowers' current financial condition, historical repayment performance and other factors. Accrual of interest is resumed only when (i) principal and interest are brought fully current and (ii) such loans are either considered, in management's judgement, to be fully collectible or otherwise become well secured and in the process of collection.

Troubled debt restructured loans are those for which the Company has, for reasons related to borrowers' financial difficulties, granted concessions to borrowers (including reductions of either interest or principal) that it would not otherwise consider, whether or not such loans are secured or guaranteed by others.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------


Troubled debt restructuring involving only a modification of terms is accounted for prospectively from the time of restructuring. Accordingly, no gain or loss is recorded at the time of such restructuring unless the recorded investment in such loans exceeds the total future cash receipts specified by the new loan terms.

LOAN ORIGINATION FEES - Loan origination fees, net of certain related direct
---------------------
incremental loan origination costs, are deferred and amortized to income over the term of the loans using the effective interest method.

ALLOWANCE FOR LOAN AND LEASE LOSSES - The allowance for loan and lease losses is
-----------------------------------
based on an analysis of the loan and lease portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential loan and lease losses after giving consideration to the loan and lease portfolio, current economic conditions, past loan and lease loss experience and other factors that deserve current recognition in estimating loan and lease losses. While management uses the best information available to provide for possible losses, future adjustments to the allowance may be necessary due to economic, operating, regulatory or other conditions that may be beyond the Company's control.

In each reporting period, the allowance for loan and lease losses is increased by provisions for losses charged against operations in that period and recoveries of loans and leases previously charged off, and is reduced by charge-offs of loans and leases recognized in that period.

OTHER REAL ESTATE OWNED - Other real estate owned, which represents real estate
-----------------------
acquired in settlement of loans, is carried at fair value less estimated selling costs. Any subsequent operating expenses or income, reduction in estimated fair values, or gains or losses on disposition of such properties are charged or credited to current operations.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------


PROPERTY - Property is stated at cost less accumulated depreciation  and
--------
amortization. Depreciation and amortization are computed using the straight-line basis over the estimated useful lives of the related assets (estimated to be one to five years) or, if shorter, the term of the lease in the case of leasehold improvements.

INCOME TAXES - In January 1993, the Company adopted Statement of Financial
------------
Accounting Standards No. 109, "Accounting for Income Taxes." The Company had adopted the provisions of SFAS No. 96, "Accounting for Income Taxes," for fiscal 1992. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The 1992 consolidated financial statements were not restated for the accounting change. The cumulative effect of adoption of the new standard was not material.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Net income (loss) per
--------------------------------------------------------
common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the year.

RECLASSIFICATION - Certain items in the previous years' consolidated financial
----------------
statements have been reclassified to conform to the current year presentation.


3.  CASH AND DUE FROM BANKS

The Bank is required to meet statutory reserve requirements. In part, the Bank meets these requirements by maintaining a balance in a noninterest-bearing account at a Federal Reserve Bank. During 1994 and 1993, the average balance in this account was approximately $6,480,000 and $5,889,000, respectively.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
_________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)
________________________________________________________________


4.  INVESTMENT SECURITIES

Book value and market value of investment securities (in thousands of dollars) are summarized as of December 31 as follows:

                                                1994
                                ----------------------------------
                                           Estimated     Gross
                                Amortized  Fair        Unrealized
                                 Cost      Value     Gains  Losses
                                ----------------------------------
AVAILABLE FOR SALE:

U.S. Government
  securities                    $60,099   $58,778    $     $(1,321)
U.S. Government agencies
  or insured obligations          9,657     9,262             (395)
State political
  subdivisions                    1,509     1,274             (235)
Mortgage-backed securities--
  U.S. agencies                   1,186     1,132              (54)
Other securities                     97        73              (24)
Federal Reserve Bank and
  Federal Home Loan
  Bank stocks                     1,556     1,556
                                -------   -------   -----  --------
Total                           $74,104   $72,075    $     $(2,029)
                                =======   =======   =====  ========

                                                1993
                                ----------------------------------
                                           Estimated     Gross
                                Amortized  Fair        Unrealized
                                 Cost      Value     Gains  Losses
                                ----------------------------------
U.S. Government
  securities                    $59,420   $59,947    $533   $( 6)
U.S. Government agencies
  or insured obligations         19,454    19,602     157     (9)
State political
  subdivisions                      619       618       3     (4)
Other securities                    142       147       5
Federal Reserve Bank and
  Federal Home Loan
  Bank stocks                     1,502     1,502
                                -------   -------   ------  ------
Total                           $81,137   $81,816    $698   $(19)
                                =======   =======   ======  ======


CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
_________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)
________________________________________________________________


The maturity distribution for investment securities available for sale at December 31, 1994 is as follows (in thousands of dollars):

                                                 Estimated
                               Amortized Cost    Fair Value
                               ______________   ____________

One year or less                   $23,112         $22,749
Over one through five years         46,084          44,544
Over five years                      2,166           2,094
                                   -------         -------
                                   $71,362         $69,387
Mortgage-backed
  securities                         1,186           1,132
Federal Reserve Bank
  and Federal Home
  Loan Bank stocks                   1,556           1,556
                                   -------         -------
Total                              $74,104         $72,075
                                   =======         =======

Proceeds from sales of investment securities available for sale were $49,229,000 for the year ended December 31, 1994. Gross realized gains were $12,000 and gross realized losses were $6,000 from sales of investment securities available for sale for the year ended December 31, 1994.

Proceeds from sales of investment securities was $9,163,000 for the year ended December 31, 1992. Gross realized gains from the sales of investment securities were $119,000 and gross realized losses from the sales of investment securities were $5,000 for the year ended December 31, 1992.

The carrying value of investment securities pledged as required or permitted by law amounted to $4,040,000 and $3,072,000 at December 31, 1994 and 1993,
respectively.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
_________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)
________________________________________________________________


5.  LOANS AND INVESTMENT IN LEASES

The loan portfolio and net investment in direct financing leases (in thousands of dollars) at December 31 is summarized as follows:

                                                           1994          1993
                                                       __________    __________
Real estate:
  Mortgage                                               $ 66,102      $ 62,799
  Equity lines                                              8,691        10,838
Construction                                               29,792        38,563
Commercial                                                 82,600        86,887
Installment and other                                      10,845        11,290
                                                         --------      --------
                                                          198,030       210,377
Less:
  Allowance for loan losses                                (5,572)       (7,137)
  Deferred loan origination fees - net                       (782)         (755)
                                                         --------      --------
Loans - net                                               191,676       202,485
                                                         --------      --------
Total minimum lease payments
  receivable                                                3,778         3,893
Estimated unguaranteed residual
  value of leased property                                    381           639
                                                         --------      --------
                                                            4,159         4,532
Less:
  Unearned lease income                                      (544)         (563)
  Allowance for lease losses                                  (88)          (84)
                                                         --------      --------
Net investment in leases                                    3,527         3,885
                                                         --------      --------
Total                                                    $195,203      $206,370
                                                         ========      ========

The Bank grants loans to customers throughout its primary market area of Southern California. The Bank makes loans to borrowers from a number of different industries, the largest of which, including undisbursed amounts, are as follows at December 31 (in thousands of dollars) (see Note 11):

                                                          1994          1993
                                                      ____________  ____________
Nonresidential construction                               $47,237       $51,391
Personal                                                   26,699        31,937
Real estate agents/developers                              32,584        31,340
Residential construction                                   27,242        31,722


Loans in the commercial loan portfolio are collateralized primarily by accounts receivable and inventory.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------

The allowance for loan and lease losses is an estimate involving both subjective and objective factors and its measurement is inherently uncertain, pending the outcome of future events.

Management's determination of the adequacy of the allowance is based on an evaluation of the loan and lease portfolio, previous loan and lease loss experience, current economic conditions, volume, growth and composition of the loan and lease portfolio, the value of collateral and other relevant factors. The ongoing economic downturn in Southern California continued to have an adverse impact on the credit risk profile and performance of the Bank's loan and lease portfolio in 1994. Management believes the level of the allowance as of December 31, 1994 and 1993 is adequate to absorb losses inherent in the loan and lease portfolio; however, additional deterioration of the economy in the Bank's lending area could result in levels of loan and lease losses that could not be reasonably predicted at that date.

A summary of the changes in the allowance for loan and lease losses (in thousands of dollars) for the years ended December 31 follows:



                                                 1994       1993       1992
                                               --------   --------   --------

LOANS:
 BALANCE AT BEGINNING OF YEAR                  $ 7,137    $ 6,161    $ 6,982
 RECOVERIES ON LOANS CHARGED OFF                 1,104        731        802
 PROVISION FOR LOAN LOSSES                       3,365      4,789      4,685
 LOANS CHARGED OFF                              (6,034)    (4,544)    (6,308)
                                               --------   --------   --------
BALANCE AT END OF YEAR                           5,572      7,137      6,161
                                               --------   --------   --------
LEASES:
 BALANCE AT BEGINNING OF YEAR                       84         92        125
 RECOVERIES ON LEASES CHARGED OFF                   52         12          3
 PROVISION FOR LEASE LOSSES                                   100         90
 LEASES CHARGED OFF                                (48)      (120)      (126)
                                               --------   --------   --------
BALANCE AT END OF YEAR                              88         84         92
                                               --------   --------   --------
TOTAL                                          $ 5,660    $ 7,221    $ 6,253
                                               ========   ========   ========


CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------

Loans and leases on which the accrual of interest has been discontinued amounted to $14,771,000 and $18,068,000 at December 31, 1994 and 1993, respectively. If interest on those loans and leases had continued to accrue, the additional income would have been $968,000 and $1,169,000 in 1994 and 1993, respectively.

The Bank has pledged real estate loans amounting to $5,387,000 as collateral for a line of credit with the Federal Home Loan Bank (Note 7).


6.  PROPERTY

Property (in thousands of dollars) at December 31 is summarized as follows:

                                         1994       1993
                                         -------    -------
FURNITURE, FIXTURES AND EQUIPMENT        $ 3,687    $ 3,613
LEASEHOLD IMPROVEMENTS                     1,364      1,358
                                         -------    -------
                                           5,051      4,971

LESS ACCUMULATED DEPRECIATION AND
  AMORTIZATION                            (4,063)    (3,643)
                                          -------    -------
PROPERTY - NET                            $   988    $ 1,328
                                          =======    =======


7.   BORROWING ARRANGEMENTS


In December 1988, the Company obtained a $3,000,000 term loan from another financial institution for the purpose of providing additional capital to the Bank. The credit agreement for this loan was amended pursuant to a Second Amendment to the credit agreement dated August 25, 1994. The loan, as amended, bears interest at a fluctuating rate per annum equal to .75% in excess of the lender's reference rate (8.50% at December 31, 1994). Interest is payable monthly on the unpaid principal balance of the loan. Principal is to be repaid on January 1, 1997. The Second Amendment waives all financial covenants relating to the term loan. At December 31, 1994 and 1993, $2,351,000 remained outstanding on the loan.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------


The Second Amendment is supported by a Support Agreement between a shareholder of the Company and the Company, whereby the shareholder has guaranteed the payment of the loan.

To compensate the shareholder for signing the Support Agreement, the Company signed a Holding Company Support Agreement whereby the Company: (1) has paid the shareholder a standby fee of $23,500, (2) will pay a standby fee equal to one percent of the unpaid principal amount of the term loan on each anniversary date of the closing date of the Holding Company Support Agreement (3) will issue to the shareholder on or prior to March 31, 1997 warrants to purchase 25,000 shares of common stock of the Company at an exercise price per share equal to 80% of the book value per share of the Company on December 31, 1996.

The Bank maintains two lines of credit with outside financial institutions for the purpose of purchasing Federal funds. The lines of credit bear interest at a floating rate and provide for borrowing up to $8,000,000 and $2,000,000, respectively. At December 31, 1994 and 1993, no amounts were outstanding on these lines of credit.

Under an agreement with the Federal Home Loan Bank, the Bank may obtain an extension of credit of up to 5% of total assets collateralized by real estate loans. At December 31, 1994, the Bank had pledged loans amounting to $5,387,000 and had available credit of $2,694,000 based on 50% of the outstanding balance of pledged loans. No amounts were outstanding on this line of credit at December 31, 1994 and 1993.


8.  EMPLOYEE BENEFIT PLANS

The Company has a stock option plan that permits the granting of options to directors, officers and employees to purchase, at the fair market value of the common stock on the date of grant, up to 750,000 shares of the Company's common stock. The outstanding options become exercisable over a period of ten years.

A summary of stock option transactions for each of the three years in the period ended December 31 is as follows:

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------


                                                                                   1994
                                                                                  OPTION
                                                1994       1993      1992         PRICE
                                               -------   --------   -------   --------------

OPTIONS OUTSTANDING,
  BEGINNING OF YEAR                            229,446   367,496    544,196   $4.33 TO 13.00
OPTIONS EXERCISED                                        (96,050)  (172,500)
OPTIONS CANCELED                                         (42,000)    (4,200)
                                               -------   --------  ---------  --------------
OPTIONS OUTSTANDING,
  END OF YEAR                                  229,446   229,446    367,496   $4.33 TO 13.00
                                               =======   ========  =========  ==============


At December 31, 1994, options for 227,646 shares were exercisable.

During the year ended December 31, 1993 and 1992, 96,050 and 172,500 options were exercised and paid for with cash of $189,000 and 18,050 shares of common stock previously outstanding and $316,000 and 41,500 shares of common stock previously outstanding. No options were exercised during 1994.

The Company also has stock option plans it uses as a means of compensating directors for services performed. During the years ended December 31, 1994, 1993 and 1992 no options were granted, exercised or cancelled. At December 31, 1994, options for 16,000 shares were outstanding and exercisable.

The Company maintains a stock bonus plan that covers substantially all Company employees. The plan provides for the issuance to participating employees of share units in the plan, which entitles participants to distributions primarily of common stock of the Company. Contributions to the plan are held in trust and invested in common stock of the Company (which is purchased from third parties) or other investments under the terms of the plan agreement. Contributions are determined based on management's discretion. The Company's contributions for 1994 and 1993 were $5,000 and $51,000, respectively. There were no contributions in 1992.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------

The Bank has a defined contribution plan, which meets the requirements of
Section 401(k) of the Internal Revenue Code and covers substantially all employees. The Bank's contributions are determined as a percentage of each participant's contribution. The amounts contributed to the plan by the Bank were $88,000, $81,000 and $77,000 for 1994, 1993 and 1992, respectively.

In 1987, the Company purchased cost recovery life insurance with aggregate death benefits in the amount of $2,473,000 on the lives of the senior management participants. The Company is the sole owner and beneficiary of such policies, which were purchased to fund the Company's obligation under separate deferred compensation arrangements. The cash surrender values and obligation under deferred compensation agreements at December 31, 1994 and 1993 of $1,167,000 and $1,104,000, respectively, and $189,000 and $201,000, respectively, have been included in other assets and in other liabilities, respectively, in the accompanying consolidated balance sheets.


9.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and the businesses with which they are associated. All such loans and commitments to loans were made under terms that are consistent with the Bank's normal lending policies.

The following is an analysis of the activity of all such loans for the years ended December 31:

                                               1994           1993
                                            -----------   ------------

OUTSTANDING BALANCE, BEGINNING OF YEAR      $2,236,000    $ 2,906,000
CREDIT GRANTED, INCLUDING RENEWALS             761,000        801,000
REPAYMENTS                                    (374,000)    (1,471,000)
                                            -----------   ------------
OUTSTANDING BALANCE, END OF YEAR            $2,623,000    $ 2,236,000
                                            ===========   ============

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
-------------------------------------------------------------------------------

10. INCOME TAXES

Income tax expense (benefit) for the years ended December 31 is as follows:

                  FEDERAL      STATE        TOTAL
                -----------   --------   -----------
1994:

  CURRENT      ($   79,000)   $  2,000  ($   77,000)
  DEFERRED         621,000                  621,000
                ----------    --------   ----------
TOTAL           $  542,000    $  2,000   $  544,000
                ----------    --------   ----------


1993:

  CURRENT      ($  982,000)   $  9,000  ($  973,000)
  DEFERRED          18,000                   18,000
                ----------    --------   ----------
TOTAL          ($  964,000)   $  9,000  ($  955,000)
                ==========    ========   ==========



1992:

  CURRENT       $  319,000    $100,000   $  419,000
  DEFERRED         (88,000)    237,000      149,000
                ----------    --------   ----------
TOTAL           $  231,000    $337,000   $  568,000
                ==========    ========   ==========


CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
_________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)
________________________________________________________________


Income tax expense (benefit) for the years ended December 31 (in thousands of dollars) varies from the amounts computed by applying the statutory Federal income tax rate as a result of the following factors:

                                 1994                      1993                      1992
                       ________________________   _______________________   ______________________
Federal income taxes
  at statutory rate         $491     35.0%         ($1,320)    (35.0%)          $366      34.0%
State franchise
  taxes - net of
  Federal income
  tax benefit                 95      6.8             (270)     (7.1%)           222      20.7
Unbenefited state net
  operating losses            20      1.4              276       7.3%
Decrease in deferred
  tax asset valuation
  allowance - State         (113)    (8.1)
Increase in deferred
  tax asset valuation
  allowance - Federal         64      4.6              370       9.8
Other                        (13)     (.9)             (11)      (.3)            (20)     (1.9)
                          --------  -------        ---------  ---------        -------  --------
Income tax expense
  (benefit)                 $544     38.8%         ($  955)    (25.3%)          $568      52.8%
                          ========  =======        =========  =========        =======  ========



The following tables show the components of the provision for deferred income taxes as of December 31, 1992:

------------------------------------------------------------------------------
                                                             DEFERRED TAX
                                                              PROVISION
                     FEDERAL                                  (BENEFIT)
------------------------------------------------------------------------------
      Loan Loss Reserve                                       $311,000
      Depreciation                                             (63,000)
      Non-Accrual Interest Income                              (89,000)
      Financial Accounting Lease Difference                    (73,000)
      Self-Insurance Reserve                                    60,000
      REO Reserves                                            (239,000)
      Federal Benefit of California Tax                         96,000
      Other                                                    (91,000)
------------------------------------------------------------------------------
      Total Deferred Tax                                      ($88,000)
------------------------------------------------------------------------------

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

_________________________________________________________________________________________________


-----------------------------------------------------------------
                                                DEFERRED TAX
                                                 PROVISION
            STATE                                (BENEFIT)
-----------------------------------------------------------------
      Loan Loss Reserve                          $304,000
      Depreciation                                (11,000)
      Non-Accrual Interest Income                 (29,000)
      Financial Accounting Lease Difference       (71,000)
      Self-Insurance Reserve                       19,000
      REO Reserves                                (77,000)
      Other                                       102,000
-----------------------------------------------------------------
      Total Deferred Tax                         $237,000
-----------------------------------------------------------------


The Company has recorded net deferred tax assets as of December 31 consisting principally of the following:

------------------------------------------------------------------------------------------------
                                               DEFERRED TAX  YEAR OF   DEFERRED TAX  YEAR OF
                                                   1994      REVERSAL      1993      REVERSAL
------------------------------------------------------------------------------------------------
      Deferred Tax Assets:
        Loan Loss Reserve                      $1,373,000    1995       $2,303,000   1994-1999
        Unrealized Loss on Investment
          Securities                              711,000    1995-2000
        Depreciation                              241,000    1995-2000     211,000   1994
        Nonaccrual Interest Inccome               252,000    1995          169,000   1994
        Self-Insurance Reserve                     71,000    1995          168,000   1994
        REO Reserves                              104,000    1995           94,000   1994
        Contingencies                              50,000    1995          206,000   1994
        Other                                     361,000    1995-1998     244,000   1994-1997
------------------------------------------------------------------------------------------------
      Deferred Tax Assets                       3,163,000                3,395,000
      Valuation Allowance                        (837,000)              (1,008,000)
------------------------------------------------------------------------------------------------
      Deferred Tax Assets, Net of Allowance     2,326,000                2,387,000
------------------------------------------------------------------------------------------------
      Deferred Tax Liability:
        Financial Accounting Lease Difference    (926,000)              (1,077,000)
------------------------------------------------------------------------------------------------
      Net Deferred Tax Assets                  $1,400,000               $1,310,000
================================================================================================

Deferred tax assets arising from deductible temporary differences are expected to reverse in the years indicated above.

In the event the future consequences of differences between financial accounting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred asset is recorded when it is more likely than not that some portion or all of the deferred asset will not be recognized.

At December 31, 1994, the Company has a California state net loss carryforward of $1,007,000 which expires primarily in 1998.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------

11. COMMITMENTS AND OTHER MATTERS

OPERATING LEASES - At December 31, 1994, the Company and the Bank were obligated under various noncancelable lease agreements, classified as operating leases, primarily for the rental of office space. Certain leases for office space contain provisions for renewal options of one or two five-year periods. Minimum future rental payments under these lease agreements are summarized as follows:

     1995            $  944,000
     1996               922,000
     1997               950,000
     1998               989,000
     1999             1,013,000
     THEREAFTER       1,768,000
                     ----------
     TOTAL           $6,586,000
                     ==========


Total rental expense was $1,072,000, $1,173,000 and $1,022,000 in 1994, 1993 and
1992, respectively.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1994 and 1993, the Bank had primarily variable
rate commitments to extend credit of   $47,920,000, and $37,267,000,
respectively, and obligations under standby letters of credit of $1,629,000 and $1,550,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------


future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment or real estate.


12.  LEGAL PROCEEDINGS

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's or Bank's exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the incurrence of the loss is probable. After taking into consideration information furnished by counsel to the Company or the Bank as to the current status of various claims and legal proceedings to which the Company or the Bank is a party, management of the Company or the Bank believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial statements.


13. RISK-BASED CAPITAL STANDARDS AND OTHER REGULATORY MATTERS

On April 8, 1992, the Bank executed a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "Comptroller") in which the Bank agreed to take specific action with respect to classified assets and the allowance for loan and lease losses, maintain specific minimum capital levels, obtain prior approval of changes in Directors and executive officers, strengthen controls over loan administration and real estate loan appraisals, improve liquidity management, submit a three-year capital program and obtain prior written approval from the Comptroller before dividends may be declared. Management believes that the Bank is in substantial compliance with all terms of the Agreement.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------


On May 27, 1993, the Company executed a Memorandum of Understanding (the "memorandum") with the Federal Reserve Bank of San Francisco (the "Fed") under which the Company submitted a summary plan of action to improve conditions in the Bank, cannot declare cash dividends without prior notice to the Fed, and must obtain prior approval of changes in Directors or executive officers. Management of the Company believes the Company is in substantial compliance with the terms of the memorandum.

Risk-based capital guidelines require that the Company and the Bank maintain a minimum total capital of 8% of risk-weighted assets. Further, at least 4% of the required capital must be "core" (Tier 1) capital. Leverage capital guidelines require, generally, that the Company and the Bank maintain a minimum ratio of (Tier 1) capital to total assets of 4%. The Agreement requires the Bank to maintain a minimum ratio of total capital to risk-weighted assets of 9% and a minimum ratio of core capital to adjusted total assets of 6%. At December 31, 1994, the Company's total capital to risk-weighted assets and core capital to risk weighted assets were 11.24% and 10.00%, respectively. At December 31, 1994, the Bank's total capital to risk-weighted assets and core capital to risk weighted assets were 12.07% and 10.82%, respectively. At December 31, 1994, the Company's and the Bank's leverage ratios were 6.97% and 7.47%, respectively. At December 31, 1994, the Bank was in compliance with the capital requirements set forth in the Agreement.

Under Federal and California laws and regulations, the Company and the Bank are subject to restrictions related to the payment of dividends and the transfer of funds from the Bank to the Company through intercompany loans and advances.


14. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Balance sheets as of December 31:

ASSETS
------                              1993              1994
                                 -----------      -----------

CASH                             $   489,000      $   561,000
OTHER REAL ESTATE OWNED               88,000           88,000
INVESTMENTS IN SUBSIDIARIES       21,350,000       21,643,000
OTHER ASSETS                         157,000          256,000
                                 -----------      -----------
TOTAL                            $22,084,000      $22,548,000
                                 ===========      ===========

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
------------------------------------

                                      1994           1993
                                   -----------    ----------

NOTE PAYABLE                       $ 2,351,000    $ 2,351,000
OTHER LIABILITIES                        5,000         10,000
TOTAL SHAREHOLDERS' EQUITY          19,728,000     20,187,000
                                   -----------    -----------
TOTAL                              $22,084,000    $22,548,000
                                   ===========    ===========

Statements of operations for the years ended December 31:

                                   1994        1993        1992
                                  --------    --------   ---------
INCOME:
 INTEREST                       $   13,000  $    18,000    $  6,000
                                ----------  -----------    --------
TOTAL INCOME                        13,000       18,000       6,000
                                ----------  -----------    --------
EXPENSES:
 INTEREST                          241,000      233,000     243,000
 OTHER EXPENSES                     27,000       23,000      41,000
                                ----------  -----------    --------
TOTAL EXPENSES                     268,000      256,000     284,000
                                ----------  -----------    --------
LOSS BEFORE INCOME TAX EXPENSE
 (BENEFIT) AND EQUITY IN INCOME,
 (LOSS) OF SUBSIDIARIES           (255,000)    (238,000)   (278,000)

INCOME TAX EXPENSE (BENEFIT)       (89,000)     (81,000)     24,000
                                ----------  -----------    --------
LOSS BEFORE EQUITY IN
 INCOME (LOSS) OF SUBSIDIARIES    (166,000)    (157,000)   (302,000)

EQUITY IN INCOME (LOSS) OF
 SUBSIDIARIES                    1,025,000   (2,658,000)    809,000
                                ----------  -----------    --------
  NET INCOME (LOSS)             $  859,000  ($2,815,000)   $507,000
                                ==========  ===========    ========

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
_________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (Continued)

_________________________________________________________________________________________


Statements of cash flows for the years ended December 31:
                                                       1994         1993          1992
                                                    ___________  ___________  ___________
Cash flows from operating activities:
  Net income (loss)                                 $  859,000  ($2,815,000)    $507,000
  Adjustments to reconcile net income (loss)
    to net cash from operating
    activities:
    Equity in loss (income) of subsidiaries
      from operations                               (1,025,000)   2,658,000     (809,000)
    Decrease in other assets                            99,000      167,000       23,000
    (Decrease) increase in other liabilities            (5,000)      (9,000)      19,000

    Net cash from operating activities                 (72,000)       1,000     (260,000)
                                                    ----------   ----------     --------
Cash flows from investing activities:
  Increase in other real estate owned                                            (15,000)
  Proceeds from sale of other real estate owned                     681,000
                                                    ----------   ----------     --------
    Net cash from investing activities                              681,000      (15,000)
                                                    ----------   ----------     --------

Cash flows from financing activities:
  Proceeds from exercise of common stock options                    189,000      316,000
  Payments on note payable                                         (649,000)
                                                    ----------   ----------     --------
     Net cash from financing activities                            (460,000)     316,000
                                                    ----------   ----------     --------
Net (decrease) increase in cash                        (72,000)     222,000       41,000

Cash at beginning of year                              561,000      339,000      298,000
                                                    ----------   ----------     --------
Cash at end of year                                 $  489,000   $  561,000     $339,000
                                                    ==========   ==========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
Interest                                            $  241,000   $  233,000     $243,000
                                                    ==========   ==========     ========

SUPPLEMENTAL INFORMATION ON NONCASH INVESTING
  ACTIVITY -

Tax benefit for exercise of non-qualified
  stock options                                     $            $  118,000     $194,000
                                                    ==========   ==========     ========

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------


15.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," a summary of the estimated fair value of the Company's consolidated financial instruments as of December 31, 1994 and 1993 is presented below. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies. However, assumptions are necessary to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                DECEMBER 31, 1994
                                           ---------------------------
                                             CARRYING      ESTIMATED
                                              VALUE        FAIR VALUE
ASSETS:
  CASH AND DUE FROM BANKS                  $ 21,315,000   $ 21,315,000
  FEDERAL FUNDS SOLD                          2,000,000      2,000,000
  INVESTMENT SECURITIES                      72,075,000     72,075,000
  LOANS AND INVESTMENT IN LEASES, NET       156,247,000    154,814,000
LIABILITIES:
  SAVINGS AND DEMAND DEPOSITS               218,932,000    218,932,000
  TIME DEPOSITS                              58,457,000     58,352,000
  NOTE PAYABLE                                2,351,000      2,351,000

                                                DECEMBER 31, 1993
                                           ---------------------------
                                             CARRYING      ESTIMATED
                                              VALUE        FAIR VALUE
ASSETS:
  CASH AND DUE FROM BANKS                  $ 20,781,000   $ 20,781,000
  FEDERAL FUNDS SOLD                          6,000,000      6,000,000
  INVESTMENT SECURITIES                      81,137,000     81,816,000
  LOANS AND INVESTMENT IN LEASES, NET       162,900,000    163,318,000
LIABILITIES:
  SAVINGS AND DEMAND DEPOSITS               214,473,000    214,473,000
  TIME DEPOSITS                              85,253,000     85,098,000
  NOTE PAYABLE                                2,351,000      2,351,000


CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------


The carrying value of cash and due from banks, Federal funds sold, savings and demand deposits, note payable and commitments is a reasonable estimate of the fair value. The fair value of investment securities is based on quoted market prices.

The fair value of loans and investment in leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of classified loans with a carrying value of approximately $38,956,000 and $43,470,000 as of December 31, 1994 and 1993, respectively, was not estimated because it is not practical to reasonably assess the credit adjustment that would be applied in the market place for such loans. These classified loans, which are primarily real estate or construction loans, have a weighted average interest rate ranging from 9.50% to 13.50% and from 7.79% to 11.50% as of December 31, 1994 and 1993, respectively, and are due at various dates through the year 2017.

The fair value of time deposit accounts is the amount payable on demand at December 31, 1994. The fair value of term deposit accounts is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994 and 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from amounts presented herein.


16.  ACCOUNTING PRONOUNCEMENTS

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under the provisions of SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
-------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992 (CONTINUED)
--------------------------------------------------------------------------------


of the loan agreement. SFAS 114, as amended, requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor will recognize an impairment by creating a valuation allowance with a corresponding charge to bad debt expense. This statement also applies to restructured loans and eliminates the requirement to classify loans that are in-substance foreclosures as foreclosed assets except for loans where the creditor has physical possession of the underlying collateral, but not legal title. SFAS 114 must be adopted by the Company January 1, 1995. The Company does not believe adoption of this statement will have a material impact on its results of operations or financial position.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL
------------------------------------------------------------------------------
DISCLOSURE.
-----------


Not Applicable.


PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------


The following lists information regarding all directors and executive officers of the Company.

PHILLIP L. BUSH, 58 years of age, has been a Director and Secretary of the Company since 1982. Mr. Bush has been a practicing attorney with the firm of Bush, Bush and Larsen, in Fountain Valley, California since 1967. Mr. Bush's practice is primarily litigation of personal injury matters. He also has practiced in the areas of real estate development and syndication, and business enterprise organization and formation.

MICHAEL J. GERTNER, 55 years of age, has been a Director of the Company since 1982. Mr. Gertner is a partner in the law firm of Michael Avey Gertner, a professional corporation in Newport Beach, California. He is licensed to practice law in both California and New York. Mr. Gertner is also a Certified Public Accountant and specializes in the areas of taxation, estate planning and estate administration.

JAMES W. HAMILTON, 62 years of age, has been a Director of the Company since 1982. Mr. Hamilton is Senior Counsel to the law firm of Paul, Hastings, Janofsky & Walker of which he has been a partner from 1965 until 1993. His office is in the firm's Costa Mesa facility. He specializes in securities and corporate law.

FARRELL G. HINKLE, DDS, MSD, 52 years of age, has been a Director of the Company since 1982. Dr. Hinkle is an Orthodontist with offices in Newport Beach and Santa Ana. He has been practicing Orthodontics since 1973. He has a degree in Mathematics and graduated from the UCLA School of Dentistry as a Regents Scholar in 1971. He also earned a Certificate in Orthodontics and a Masters Degree from the University of Washington in 1973.

WILLIAM H. JACOBY, 56 years of age, has been a Director, and the President and Chief Executive Officer of the Company since 1982 and is also Chairman of the Board and Chief Executive Officer of the Bank. Mr. Jacoby began his banking career in 1960 with First Interstate Bank of California. In 1979 Mr. Jacoby joined Westlands Bank and served in various positions until joining the Company in June 1982 during its organizational period.

ROBERT L. MCKAY, 64 years of age, is a private investor in Orange County, California, where he oversees his investments in Venture Capital for business and real estate. From 1966 to 1981 Mr. McKay was President of Taco Bell, Inc.

MARK H. STUENKEL, 42 years of age, is, and since November 1982 has been, Exectutive Vice President of the Company. He is, and since December 1988 has been President of the Bank. He was previously Executive Vice President of the Bank since 1982. Mr. Stuenkel was made a Director of the Company in 1987. He started his banking career in 1974 and prior to joining the Bank held various positions with Security Pacific National Bank.

DANNIE M. HAYES, 53 years of age, is, and also has been since May 1993, Executive Vice Presient and Senior Credit Officer of the Bank. Mr. Hayes began his banking career in 1963 and prior to joining the Company held various senior positions with Security Pacific National Bank and City National Bank.

ABDUL S. MEMON, 49 years of age, is, and since 1983 has been, Chief Financial Officer and Assistant Secretary of the Company and Senior Vice President, Cashier, Controller and Assistant Secretary of the Bank. Mr. Memon began his banking career in 1973 and prior to joining the Company held various senior positions with Westlands Bank.

Effective February 1991, the director's fee paid to non-employee Directors has been $1,000 per meeting attended and the fee for attending committee meetings has been $375 per meeting attended. No fee is paid to employee directors.

In lieu of the usual cash director's fee paid to the non-employee Directors, certain non-employee directors (who elect to participate) entered into discounted stock option agreements granting such directors the right to purchase all or a part of an aggregate of 900 shares of the Company's Common Stock at an exercise price equal to the sum of $1.00 per share plus an adjustment for Board of Directors' meetings which were missed by the non-employee Directors throughout 1991. The exercise price to be paid for the shares and the number of shares subject to option were based upon fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant as compared with the cash fees the directors would otherwise receive. The purpose of granting the discounted stock options to the non-employee directors is to conserve the Bank's cash for utilization in its business and to provide an opportunity for the directors to increase their personal interest in the Company's long-term success and profitability. Mr. Hinkle, a non-employee director, participated in the plan during 1991. None of the non-employee directors participated in the plan since 1992.

There is no family relationship between any of the officers or directors of the Company and no legal proceedings have been brought against officers with respect to the performance of their duties for the Bank.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

(A) SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information for the fiscal year ended December 31, 1994 concerning all plan and non-plan compensation awarded to, earned by, or paid to (i) the Company's Chief Executive Officer ("CEO") at the end of such fiscal year, regardless of compensation level, and
(ii) the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of such fiscal year and whose compensation exceeded $100,000, if any.

SUMMARY COMPENSATION TABLE
--------------------------

                                                                                           Long Term Compensation
                                                                        ---------------------------------------------------------
                        Annual Compensation                                    Awards                         Payouts
                        ---------------------------------------------------------------------------------------------------------
(a)             (b)     (c)             (d)             (e)             (f)             (g)             (h)             (i)
                                                        Other
Name                                                    Annual          Restricted
and                                                     Compen-         Stock           Options/        LTIP            Other
Principal                                               sation          Awards(s)       SARs            Payouts         Compen-
Position        Year    Salary($)       Bonus($)        ($)**           ($)             (#)             ($)             sation($)
---------------------------------------------------------------------------------------------------------------------------------

William         1994    190,000         22,000          4,000                   0              0               0               0
H. Jacoby       1993    190,000              0          3,000                   0              0               0               0
CEO             1992    190,000              0          3,000                   0              0               0               0

Mark H.         1994    137,000         16,000          2,000                   0              0               0               0
Stuenkel        1993    137,000              0          2,000                   0              0               0               0
EVP             1992    146,000 *            0          3,000                   0              0               0               0

Dannie          1994    100,000          5,000          2,000
M. Hayes

----------------------
# - Number of units
$ - Dollar amount

  * Includes vacation pay of $9,000.
  ** Amounts reported represent Company's matching contribution to the 401-K Plan. None of the named officers had other annual compensation in excess of $50,000 or 10% of the total annual salary and bonus reported for any of the last three fiscal years.

The following letter footnotes contain information which relate to the corresponding lettered columns in the above table:

(c) The dollar value of base salary (cash and non-cash) earned by the named executive officer.

(d) The dollar value of bonus (cash and non-cash) earned by the named executive officer during the fiscal year covered, even if deferred at the election of the executive officer.

(e) The dollar value of other annual compensation not properly categorized as salary or bonus; including (i) perquisites and other personal benefits, securities or property unless the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer in columns (c) and (d); (ii) above-market or preferential earnings on restricted stock, options, stock appreciation rights ("SARs") or deferred compensation paid during the fiscal year or payable during that period but deferred at the election of the named executive officer, (iii) earnings on long-term incentive plan("LTIP") compensation paid during the fiscal year or payable during that period but deferred at the election of the named executive officer; (iv) amounts reimbursed during the fiscal year for the payment of taxes; and (v) the dollar value of the difference between the price paid by a named executive officer for any security of the Company or its subsidiaries purchased from the Company or its subsidiaries (through deferral of salary or bonus, or otherwise), and the fair market value of such security at the date of purchase, unless that discount is available generally, either to all security holders or to all salaried employees of the company.

(b)  STOCK OPTIONS AND STOCK APPRECIATION RIGHTS TABLES
-------------------------------------------------------

Option/SAR Grants in Last Fiscal Year

The following table discloses grants of stock options and stock appreciation rights ("SARs") to the named executive officers during the year ended December 31, 1994. Multiple grants are aggregated only if they have the same terms, such as exercise price and expiration dates. The table also discloses information related to the potential realizable value of the awards at assumed annual rates of stock price appreciation (5% and 10%) compounded annually over the option/SAR term.

            OPTIONS/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1994
            -------------------------------------------------------

                                                         Potential Realizable
                                                         Value at Assumed
                                                         Annual Rates of
                                                         Stock Price
                                                         Appreciation              Alternative to
                                                         for Option                (f) and (g):
     Individual Grants                                   Term                      Grant Date Value*
----------------------------------------------------   ----------------------     ------------------
(a)      (b)       (c)         (d)           (e)       (f)            (g)          (h)

                   % of
                   Total
                   Options/
                   SARs
         Options/  Granted to                                                      Grant
         SARs      Employees   Exercise      Expir-                                Date
         Granted    in Fiscal  or Base       ation                                 Present
Name     (#)        Year       Price($/Sh)   Date       5%($)         10%($)       Value($)
-------- -------  -----------  -----------   ------     -----         ------       --------
William
H. Jacoby  0           N/A         N/A        N/A        N/A            N/A           N/A
CEO

Mark H.
Stuenkel   0           N/A         N/A        N/A        N/A            N/A           N/A
EVP

* As an alternative to disclosing the potential realizable value, the registrant may opt to disclose the fair value of the option/SAR at the grant date using a financial formula such as the Black-Scholes model (or some other method as long as the methodology and significant assumptions are disclosed).

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End option/SAR Values

The following table describes the aggregate option/SAR exercised during fiscal year ended December 31, 1994 and unexercised options/SARs for each named executive officer at the end of such fiscal year:

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES
                         ----------------------------


(a)               (b)                           (c)        (d)             (e)
                                                                       Value of
                                                      Number of       Unexercised
                                                      Unexercised     In-the-Money
                                                      Options/SARs    Options/SARs
                                                      at FY-End(#)    at FY-End($)

                 Shares Acquired  Value               Exercisable/    Exercisable/
Name              on Exercise(#)  Realized($)       Unexercisable   Unexercisable
-----------------------------------------------------------------------------------
William H. Jacoby          NONE         N/A            34,455/0          0 / 0

Mark H. Stuenkel           NONE         N/A            62,250/0          0 / 0

During the fiscal year ended December 31, 1994, the Company did not reprice any options or SARs held by a named executive officer or otherwise reduce the terms of exercise. No options or SARs held by any executive officer over the last ten years have been repriced or modified.

(C)  LONG-TERM INCENTIVE PLAN ('LTIP") AWARDS TABLE
---------------------------------------------------

The following table describes awards to the named executive officers under long-term incentive plans ("LTIP") during the fiscal year ended December 31, 1994, of items such as phantom stock, restricted stock units, dividend equivlants, and performance shares or units. The disclosures encompass plans that are "stock-based" where the benefits are a function of market price movements, as well as plans prescribing performance criteria other than or in addition to market price. For the latter type of plan, the table discloses the estimated payouts realizable in relation to the performance targets (threshold, target, and maximum).


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
             ------------------------------------------------------

(a)            (b)           (c)           (d)         (e)       (f)

                             Performance
               Number of      or Other
               Shares, Units  Period Until
               or Other       Maturation    Threshold  Target    Maximum
Name           Rights(#)      of Payout     ($ or #)   ($ or #)  ($ or #)
-------------------------------------------------------------------------
William
H. Jacoby         NONE            N/A        N/A       N/A       N/A
CEO

Mark H.
Stuenkel          NONE            N/A        N/A       N/A       N/A
EVP

(D)  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE
-------------------------------------------------

Although the Company has no defined benefit plan or actuarial plan, the Company has entered into certain executive salary continuation agreements with Messrs. Jacoby, Stuenkel and Memon. Please see "(F) Employment Contracts and Termination of Employment and Change-in Control Arrangements".

(E)  COMPENSATION OF DIRECTORS
------------------------------

Since February 1991, the director's fee paid to non-employee directors of the Bank has been $1,000 per board meeting attended and $375 per Committee meeting attended. The total amounts of director's fees paid and accrued by the Bank during the fiscal years ended December 31, 1994, 1993 and 1992 were $130,000, $147,000 and $166,000, respectively. No director's fees are paid by the Company.

(F)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN CONTROL
-----------------------------------------------------------------------------
ARRANGEMENTS
------------

In 1988, the Bank entered into Executive Salary Continuation Agreements with Messrs. Jacoby, Stuenkel and Memon. Pursuant to the agreements, each executive receives benefits upon his retirement or upon termination of service with the Bank prior to retirement unless such executive's employment with the Bank is terminated prior to retirement either (i) voluntarily by the executive other than for "Good Reason" (as defined in the agreements) or (ii) by the Bank for "Cause" (also defined in the agreements), in which case no benefits or payments are paid pursuant to the agreements. The agreements also provide each executive with benefits (to the extent such benefits are vested at the time) if his employment is terminated by the Bank prior to the executive's retirement for any reason other than the executives's death, disability, for Cause or is terminated by the executive for Good Reason. With the exception of Mr. Jacoby whose benefits vest at the rate of ten percent (10%) per year for each year of employment that he has been employed by the Bank, benefits vest under the agreements at the rate of ten percent (10%) per year for each year that the executive has been employed by the Bank commencing as of January 1, 1988, up to a maximum of 100%.

Under the agreements, the executives shall receive the following yearly sums for a period of fifteen (15) years after either their retirement from the Bank or upon their death: Mr. Jacoby, $70,000; Mr. Stuenkel, $55,000; and Mr. Memon, $20,000. If one of the executives' employment with the Bank is terminated because of disability prior to retirement, such executive (or his/her Estate) shall be entitled to receive the above benefits upon retirement or death or in lieu thereof, to elect to receive a disability benefit in an amount equal to the present value of such executive's retirement benefits under the agreement.

Each agreement also has provisions which become effective upon the occurrence of a "Change in Control" (as defined therein) of the Company or the Bank. In such event, the agreements become employment agreements with three-year terms for Mr. Jacoby and Mr. Stuenkel and employment agreements with eighteen month terms for Mr. Memon. The agreements also provide for the executives' compensation to increase annually. The executives shall also continue to receive all non-cash forms of compensation and benefits which they received prior to the Change in Control for such three year term. Under the agreements, a Change in Control is deemed to have occurred if (a) any person (other than the Company's directors as of the date of the agreements) becomes the beneficial owner of more than 40% of the Company's outstanding Common Stock (exclusive of shares held in the Company's treasury or by the Company's subsidiaries) which such stock shall have been acquired after the date of the agreements pursuant to a tender offer, exchange offer or series of purchases or other acquisitions, or any combination of such transactions; (b) there is a change in the Company's or the Bank's Board of Directors at any time within two years after any tender offer, exchange offer, merger, consolidation, sale of assets or contested election or any combination of those transactions (the "transaction") so that persons who are directors of the Company or the Bank immediately before the first transaction cease to constitute a majority of the Board of Directors of the Company or the Bank any corporation which may be the successor to the Company of the Bank in any such transaction; or (c) the Company sells, transfers or otherwise disposes of substantially all of its assets and properties including the stock of the Bank or the Company shall cause the Bank to sell, transfer or otherwise dispose of substantially all of the Bank's assets and properties.

If after a Change in Control one of the executives shall either terminate his/her employment for a Good Reason or be terminated by the Bank for any reason other than Cause, then the Bank shall pay such executive the cash compensation during his/her remaining term (but in the case of Messrs. Jacoby and Stuenkel such payments shall not be less than two times the executives' annual cash compensation and in the case of Mr. Memon, not less than one times the executives' annual cash compensation). Moreover, all employee benefits plans and programs in which the executives are entitled to participate shall continue for the remainder of the executives' terms and the executives shall continue to receive the retirement, death and disability benefits under the agreements.


                   DISCOUNTED STOCK OPTION AGREEMENT


In January 1988, the Company granted William H. Jacoby an option to purchase 1,980 shares of the Company's Common Stock pursuant to a Discounted Stock Option Agreement. The option was granted to Mr. Jacoby in consideration of his past performance as an officer of the Company. The option to purchase shares granted to Mr. Jacoby was intended to be the equivalent at its inception to a $24,500 bonus. As a result, the option price to be paid upon exercise for the shares is only $1.00; such price being determined by the difference between the exercise price and the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant. Subject to the conditions set forth in the Agreement, the option may be exercised in whole or in part at any time.

                        STOCK OPTION PLAN


The Company had a Stock Option Plan (the "Plan") for its directors, officers and full time employees. The Company's Board of Directors administered the Plan and decide to whom and upon what terms options shall be granted. Subject to adjustment by reason of stock splits or similar capital adjustments, the plan provided for the granting of nonstatutory stock options as well as incentive stock options to purchase an aggregate of 750,000 shares of the Company's Common Stock. The purpose of the Plan was to compensate certain of the organizers of the Company and the Bank, and to provide incentives to key employees to remain in the employ of the Company and the Bank.

Options were not transferable under the Plan other than by will or by the laws of descent and distribution and during the participant's lifetime were exercisable only by the participant. The option price per share for options granted under the Plan had to be at least 100% of the fair market value of the Common Stock on the date any such options were granted, except that in the case of a shareholder owning more than 10% of the total combined voting power of all classes of the outstanding stock of the Company, the option price for incentive stock options had to be a least 110% of the fair market value on the date of grant. Upon expiration or termination of any outstanding options, shares remaining unexercised became available for grant under the Plan.

As of December 31, 1994, options to purchase 229,446 shares of Common Stock were outstanding at prices ranging from $4.33 to $13.00 per share. No options were exercised during 1994.


                        STOCK BONUS PLAN


Effective January 1, 1986, the Company adopted a Stock Bonus Plan (the "Stock Bonus Plan") and established a related trust. Subject to certain eligibility requirements for time of service, all of the Company's employees participate in the Stock Bonus Plan. The Stock Bonus Plan is a tax-credit employee stock ownership plan and is administered by the Board of Directors or the Chief Executive Officer. The amount of the Company's contributions of cash or securities of the Company to the Stock Bonus Plan is determined by the Board of Directors (or the Chief Executive Officer). Subject to certain limitations, such contributions are allocated to each participant's account in proportion to such participant's compensation earned during the applicable Stock Bonus Plan year. Allocations to a participant's account vest in accordance with the schedules set forth in the Stock Bonus Plan. Distributions to participants are made at participants' death, retirement, disability, or termination of employment. Participants are not permitted to make voluntary contributions to the Stock Bonus Plan and the Stock Bonus Plan may not make loans to participants. Any cash amounts contributed to the Stock Bonus Plan will be used primarily to purchase securities issued by the Company. The Company contributed $15,000 to the Stock Bonus Plan for 1994. Of such allocations Mr. Jacoby, Mr. Stuenkel and Mr. Hayes received less than $1,000 each.

                          401-K PLAN


Effective February 1, 1989 the Company established a 401-K Plan which enables employees to defer a portion of their wages tax free subject to limitations established by the Internal Revenue Service. All the employees at the completion of certain eligibility requirements for time of service can elect to participate in the plan. Under the plan, the Company may make matching contributions to the plan up to stated limits. Such contributions are determined by the Board of Directors at the beginning of the year. The vesting of such contributions to the employees is based on the time of service since the effective date of the plan.

(G) ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISION.

Not Applicable.

(H)  BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION.

It is the duty of the Compensation Committee to administer the Company's compensation program and various incentive plans, including its stock option plan and its annual bonus plan. In addition, the Committee reviews compensation levels of members of management, evaluates the performance of management, considers management succession and related matters. The Committee reviews with the Board in detail all aspects of compensation for senior officers.

The Committee has reviewed the compensation for each of the five highest paid officers for 1994 and has reported to the Board that in the Committee's opinion, the compensation of all officers is reasonable in view of the Company's consolidated performance and the contribution of those officers to that performance. In doing so, the Committee takes into account how compensation compares to compensation paid by competing companies as well as the Company's performance and economic conditions in the Company's service area. Members of the Committee also review compensation surveys provided by the State Banking Department and others.

Officers' individual salaries for 1994, were established relative to the mid point for salaries paid to officers of comparable companies, taking into consideration the length of service in the position and other factors. The performance award under the incentive plan took into consideration the Company's performance and the individual's performance and impact in a turnaround of the Company's financial results despite a very difficult year in banking and the Southern California economy.

The Company has an Officer Incentive Program to motivate and compensate officers for their individual performance as well as to encourage a spirit of cooperation and teamwork to achieve the maximum performance for the Company as a whole. The Incentive Program is established prior to the beginning of each year by the Board of Directors after it reviews a recommendation from the Compensation Committee. The Directors establish a goal for pretax income for the Company at the start of the year based upon their evaluation of the local economy, a desired performance goal, and any special circumstances that effect projected income. Officers participating in the Incentive Program are those officers who are expected to have a direct impact upon the net income of the Bank. Additionally each officer is assigned a specific goal such as the amount of deposits, loans, or other requirements of their position. A determination is then made by the committee at the end of the year regarding whether the Bank has met its threshold goal and whether the individuals have met their specific goals. An Incentive award is then granted to officers who have met their goal based upon their level of performance combined with that of the Bank. The Incentive Plan for executive officers was based primarily on the goal of achieving specific net income and asset quality goals. The established goals were achieved and resulted in the award of an incentive payment of $22,000 to Mr. Jacoby, $16,000 to Mr. Stuenkel and $5,000 to Mr. Hayes for the year ended December 31, 1994.

During 1994, there were no stock option grants to any of the senior officers of the Company.

No member of the Committee is a former or current officer or employee of the Company or any of its subsidiaries.

This report was completed by the Compensation Committee as of January 15, 1995. The members of the Compensation Committee filing this report are Phillip L. Bush, Michael J. Gertner, James W. Hamilton and Robert L. McKay.

(I)  PERFORMANCE GRAPH.

The performance graph below compares the five-year cumulative total return on the Company's Common Stock, assuming reinvestment of dividends, with the total returns on the Standard & Poor's 500 Stock Composite Index (S&P 500) and the Montgomery Securities' Western Bank Monitor (Southern California Proxy), a peer
                       ------------------------------------------------
group index compiled by Montgomery Securities, consisting of the Company and the following other southern California banks: ValliCorp, Mid-State Bank, Santa Barbara Bancorp, CU Bancorp, Foothill Independent, City National Corporation, GBC Bancorp, Imperial Bancorp, Santa Monica Bank, Home Interstate Bancorp, Landmark Bancorp, CVB Financial Corp, Eldorado Bancorp, Riverside National Bank and Peninsula Bank of San Diego. The Company selected the Western Bank Monitor
                                                           --------------------
(Southern California Proxy) because it provides a representative sample of
---------------------------
southern California community banks. This index should be available on a continuing basis.

Please see the graph on the following page.

                 California Commerical Stock Price Performance




                             [PLOT POINTS TO COME]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------


The shares of the Company's Common Stock constitute the only class of voting securities of the Company. As of March 13, 1995 there were 2,425,000 shares of common stock outstanding and entitled to vote. As of March 13, 1995, there were approximately 306 shareholders of record.

Set forth in the table on the following page is certain information regarding persons who according to the Company's records own more than five percent of the voting securities of the Company as of March 13, 1995, each director of the Company and all directors and officers of the Company as a group.

   TITLE                       NAME AND ADDRESS               AMOUNT AND NATURE      PERCENT
    OF                            BENEFICIAL                    OF BENEFICIAL           OF
   CLASS                            OWNER                        OWNERSHIP(1)          CLASS

Common Stock                *Phillip L. Bush                       113,137     (2)       4.9%
(no par value)               10061 Talbert Ave.
                             Fountain Valley, CA  92708

Common Stock                *Michael J. Gertner                     45,342     (3)       1.9%
(no par value)               4340 Campus Drive Ste. 100
                             Newport Beach, CA  92660

Common Stock                *James W. Hamilton                      73,244     (3)       3.0%
(no par value)               695 Town Center Drive
                             Costa Mesa, CA  92626

Common Stock                *Farrell G. Hinkle                     104,637     (4)       4.3%
(no par value)               2740 South Bristol
                             Santa Ana, CA  92704

Common Stock                *William H. Jacoby                     209,996     (5)       8.5%
(no par value)               4100 Newport Place
                             Newport Beach, CA  92660

Common Stock                *Robert McKay                          528,503              21.8%
(no par value)               4100 Newport Place
                             Newport Beach, CA  92660

Common Stock                *Mark H. Stuenkel                       47,902     (6)       1.9%
(no par value)               4100 Newport Place
                             Newport Beach, CA  92660

Common Stock                All Directors and                    1,205,113     (7)      45.8%
(no par value)              Officers as a Group
                            (19 in Number)

Common Stock                Randall Rose & Co.                     180,008               7.4%
(no par value)              635 Madison Ave.
                            New York, NY  1022
*  Director of the Company

(1) Except as otherwise indicated, each of the persons named in the table has sole power to vote and dispose of his shares of the Company's Common Stock, subject to community property laws where applicable.

(2)           Includes 15,000 shares of the Company's Common
              Stock which may be purchased on the exercise of stock options.

(3)           Includes 18,447 shares of the Company's Common
              Stock which may be purchased on the exercise of stock options.

(4)           Includes 4,347 shares of the Company's Common
              Stock which may be purchased on the exercise of stock options.

(5)           Includes 34,455 shares of the Company's Common
              Stock which may be purchased on the exercise of stock options.

(6)           Includes 38,250 shares of the Company's Common
              Stock which may be purchased on the exercise of stock options.

(7) Includes an aggregate of 205,446 shares of the Company's Common Stock which may be purchased on the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------


The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, principal shareholders and their associates on the same terms, including interest rates and collateral securing loans, as those prevailing at the time for comparable transactions with unaffiliated persons, and which do not involve more than a normal risk of collectibility, nor present other unfavorable features.

Please refer to Note 7 (Borrowing Arrangements) of Item 8 (Financial Statements) regarding the Support Agreement between and director/shareholder, Robert L. McKay, and the Company, and the related compensations paid currently or which will be paid in the future by the Company.

PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------



   (A)   (1)  FINANCIAL STATEMENTS.

          Financial statements and schedules of the registrant are listed in the index to Consolidated Financial Statements contained under Part II Item 8. Financial Statements and
Supplementary Data of this report.


         (2)  FINANCIAL STATEMENT SCHEDULES.

              All Financial statement schedules are omitted either because the conditions under which they are required are not applicable or because the information is included in the Financial Statements.

   (3)  EXHIBITS:

          (3)  (A)  Articles of Incorporation of California
          Commercial Bankshares as amended. (Incorporated by reference from Company's Form 10-K filed on March 31, 1990).

          (3) (B) By-Laws of California Commercial Bankshares, as amended. (Incorporated by reference from the Company's Form 10-K filed on March 31, 1989.)

          (10) (A)  Office Sublease between First California
          Associates and the Company (Incorporated by reference from the Company's Form 10-K filed on March 31, 1983).

          (10) (B)  Form of Incentive Stock Option Agreement
          (Incorporated by reference from the Company's Form 10-K filed on March 31, 1983).

          (10) (C)  Form of Non-Statutory Stock Option Agreement
          (Incorporated by reference from the Company's Form 10-K filed on March 31, 1983).

          (10) (D)  First Amendments to Sublease between First
          California Associates and the Bank (Incorporated by reference from the Company's Form 10-K filed on March 31, 1984).

          (10) (E) The Company's Stock Bonus Plan (Incorporated by reference from the Company's Form 10-K filed on March 31, 1986).

          (10) (F)  Amendments to Office Sublease between First
          California Associates and the Company (Incorporated by reference from the Company's Form 10-K filed March 31, 1986).

          (10) (G)  Form of Discounted Stock Option Agreement
          (Incorporated by reference from the Company's Form 10-K filed March 31, 1987).

          (10) (H) Executive Salary Continuation Agreement between National Bank of Southern California and William H. Jacoby. (Incorporated by reference from the Company's Form 10-K filed March 31, 1989).

          (10) (I) Executive Salary Continuation Agreements between National Bank of Southern California and Mark H.
          Stuenkel. (Incorporated by reference from the Company's
          Form 10-K filed March 31, 1987).

          (10) (J) Executive Salary Continuation Agreement between National Bank of Southern California and Abdul S. Memon. (Incorporated by reference from the Company's Form 10-K filed March 31, 1987).

          (10) (K) Executive Salary Continuation Agreement between National Bank of Southern California and Barbara J. Morales. (Incorporated by reference from the Company's Form 10-K filed March 31, 1987).

          (10) (L) 401-K Plan. (Incorporated by reference from the Company's Form 10-K filed March 31, 1989).

          (10) (M) Lease for the premises on branch located at 22831 Lake Forest Drive, El Toro, Ca. (Incorporated by reference from the Company's Form 10-K filed March 31, 1989).

          (10) (N) Lease for the premises on branch located at 625 The City Drive, Orange, Ca. (Incorporated by reference from Company's Form 10-K filed on March 31, 1990).

          (10) (O) Lease for the property on branch located at 17252 Armstrong Ave., Irvine, Ca. (Incorporated by reference from Company's Form 10-K filed on March 31, 1990).

          (10) (P)  1982 Stock Option Plan, as amended.
          (Incorporated by reference from Company form 10-K filed on March 31, 1991).

          (10) (Q) Lease for the property located at 4100 Newport Place, Newport Beach, Ca. (Incorporated by reference from Company's Form 10-K filed on March 31, 1992).

              (10) (r) Credit Agreement dated 12/21/1988 with Security Pacific National Bank. (Incroporated by reference from Company's Form 10-K filed on March 31, 1994).

              (10) (s) First amendment to Credit Agreement dated March 1993 with Bank of America National Trust & Savings
              Association. (Incorporated by reference from Company's Form 10-K filed on March 31, 1994).

              (10) (t) Second amendment to Credit Agreement dated August 24, 1994 with Bank of America National Trust & Savings Association.

              (10) (u) Support Agreement dated September 27, 1994 with Robert L. McKay.

              (10) (v) Holding Company Support Agreement dated October 1, 1994 with Robert L. McKay.

              (22)       Subsidiaries of the Company

              (24)       Independent Auditors' Consent.

              (27)       Financial Data Schedule.

     (b)                 Reports on Form 8-K.
                         No report on Form 8-K were filed by the Company during the last quarter of 1992.

     (c)                 Exhibits Filed.

                         The following exhibits are filed with this 10-K

               (10) (t) Second amendment to Credit Agreement dated August 24, 1994 with Bank of America National Trust & Savings Association.

               (10) (u) Support Agreement dated September 27, 1994 with Robert L. McKay.

               (10) (v) Holding Company Support Agreement dated October 1, 1994 with Robert L. McKay.

               (22)      Subsidiaries of the Company.

               (24)      Independent Auditors' Consent.

               (27)      Financial Data Schedule.

    (d)                  Financial Statement Schedules.

                         Please see paragraph (a)(2) above in this Item 14.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA COMMERCIAL BANKSHARES


BY:  William H. Jacoby                       MARCH 24, 1994
     -----------------------------
     WILLIAM H. JACOBY
     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


Phillip L. Bush                              MARCH 24, 1994
----------------------------------
PHILLIP L. BUSH
DIRECTOR/SECRETARY


Michael J. Gertner                           MARCH 24, 1994
----------------------------------
MICHAEL J. GERTNER
DIRECTOR/TREASURER


James W. Hamilton                            MARCH 24, 1994
----------------------------------
JAMES W. HAMILTON
DIRECTOR


Farrell G. Hinkle                            MARCH 24, 1994
----------------------------------
FARRELL G. HINKLE
DIRECTOR


William H. Jacoby                            MARCH 24, 1994
----------------------------------
WILLIAM H. JACOBY
DIRECTOR/PRESIDENT, C.E.O.


Robert L. McKay                              MARCH 24, 1994
----------------------------------
ROBERT L. MCKAY
DIRECTOR/CHAIRMAN OF THE BOARD


Mark H. Stuenkel                             MARCH 24, 1994
---------------------------------
MARK H. STUENKEL
EXECUTIVE VICE PRESIDENT


Abdul S. Memon                               MARCH 24, 1994
----------------------------------
ABDUL S. MEMON
PRINCIPAL FINANCIAL & ACCOUNTING OFFICER

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

Four copies of the following will be furnished to the Securities and Exchange Commission when sent to the registrant's security holders:

(1) Registrant's annual report to security holders covering the registrant's last fiscal year; and (2) the registrant's proxy statement and the form of proxy which will be sent to the registrant's security holders with respect to the next annual meeting of security holders.

No such reports or proxy materials have yet been sent to the registrant's security holders.

                    CALIFORNIA COMMERCIAL BANKSHARES

                             EXHIBIT INDEX

EXHIBIT NUMBER                                               PAGE NUMBER
(10) (t)       Second amendment to Credit Agreement dated
               August 24, 1994 with Bank of America
               National Trust & Savings Association.              102

(10) (u)       Support Agreement dated September 27, 1994
               with Robert L. McKay.                              111

(10) (v)       Holding Company Support Agreement dated
               October 1, 1994 with Robert L. McKay.              114

(21)           Subsidiaries of the Company.                       142

(23)           Independent Auditor's Consent.                     144

(27)           Financial Data Schedule.                           146