Form 10-K/A
period 1994-12-31
CALIFORNIA COMMERCIAL BANKSHARES
filed 1995-05-15
CIK 704886

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the fiscal year ended 12/31/94

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period___________to_____________

                        COMMISSION FILE NUMBER 2-78788

                       CALIFORNIA COMMERCIAL BANKSHARES
            (Exact name of registrant as specified in its charter)

            CALIFORNIA                                      93-3748495
            ----------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

           4100 NEWPORT PLACE, NEWPORT BEACH, CALIFORNIA      92660
           ---------------------------------------------      -----
             (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (714) 863-2300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No applicable.

The aggregate market value of voting stock held by non-affiliates of the registrant was $7,482,998 on March 7, 1995, based on the average bid and asked price of $5.25 share as reported on the National Daily Quotation Service "Pink Sheets".

                                   2,425,000
(Number of shares of Common Stock outstanding as of March 13, 1995)

The Exhibit Index is located on Page

The total number of sequentially numbered pages is

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The shares of the Company's Common Stock constitute the only class of voting securities of the Company. As of March 13, 1995 there were 2,425,000 shares of common stock outstanding an entitled to vote. As of March 13, 1995, there were approximately 306 shareholders of record.

Set forth in the table on the following page is certain information regarding persons who according to the Company's records own more than five percent of the voting securities of the Company as of March 13, 1995, each director of the Company and all directors and officers of the Company as a group.

Title                Name and Address           Amount and Nature       Percent
 of                     Beneficial                of Beneficial           of
Class                     Owner                    Ownership(1)          Class

Common Stock    *Phillip L. Bush                   113,137(2)             4.9%
(no par value)   10061 Talbert Ave.
                 Fountain Valley, CA 92708

Common Stock    *Michael J. Gertner                 45,342(3)             1.9%
(no par value)   4340 Campus Drive, Ste. 100
                 Newport Beach, CA 92660

Common Stock    *James W. Hamilton                  73,244(3)             3.0%
(no par value)  695 Town Center Drive
                 Costa Mesa, CA 92626

Common Stock    *Farrell G. Hinkle                 129,095(4)             5.3%
(no par value)   2740 South Bristol
                 Santa Ana, CA 92704

Common Stock    *William H. Jacoby                 209,996(5)             8.5%
(no par value)   4100 Newport Place
                 Newport Beach, CA 92660

Common Stock    *Robert McKay                      528,503               21.8%
(no par value)   4100 Newport Place
                 Newport Beach, CA 92660

Common Stock    *Mark H. Stuenkel                   47,902(6)             1.9%
(no par value)   4100 Newport Place
                 Newport Beach, CA 92660

Common Stock     All Directors and               1,229,571(7)            46.7%
(no par value)   Officers as a Group
                 (19 in Number)

Common Stock     Randall Rose & Co.                180,008                7.4%
(no par value)   635 Madison Ave.
                 New York, NY 1022

*Director of the Company

(1) Except as otherwise indicated, each of the persons named in the table has sole power to vote and dispose of his shares of the Company's Common Stock, subject to community property laws where applicable.

(2) Includes 15,000 shares of the Company's Common Stock which may be purchased on the exercise of stock options.

(3) Includes 17,447 shares of the Company's Common Stock which may be purchased on the exercise of stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Bank has had, and expect to have in the future, banking transactions in the ordinary course of its business with directors, principal shareholders and their associates on the same terms, including interest rates and collateral securing loans, as those prevailing at the time for comparable transations with unaffiliated persons, and which do not involve more than a normal risk of collectibility, nor present other unfavorable features.

Please refer to Note 7 (Borrowing Arrangements) of Item 8 (Financial Statements) regarding the Support Agreement between a director/shareholder, Robert L.
McKay, and the Company, and the related compensations paid currently or which will be paid in the future by the Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA COMMERCIAL BANKSHARES

BY: /s/ William H. Jacoby
    ------------------------------------                        May 11, 1995
    WILLIAM H. JACOBY
    PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/ Phillip L. Bush
- ----------------------------------------                        May 11, 1995
PHILLIP L. BUSH
DIRECTOR/SECRETARY


/s/ Michael J. Gertner
- ----------------------------------------                        May 11, 1995
MICHAEL J. GERTNER
DIRECTOR/TREASURER


/s/ James W. Hamilton
- ----------------------------------------                        May 11, 1995
JAMES W. HAMILTON
DIRECTOR


/s/ Farrell G. Hinkle
- ----------------------------------------                        May 11, 1995
FARRELL G. HINKLE
DIRECTOR


/s/ William H. Jacoby
- ----------------------------------------                        May 11, 1995
WILLIAM H. JACOBY
DIRECTOR/PRESIDENT, C.E.O.


/s/ Robert L. McKay
- ----------------------------------------                        May 11, 1995
ROBERT L. McKAY
DIRECTOR/CHAIRMAN OF THE BOARD


/s/ Mark H. Stuenkel
- ----------------------------------------                        May 11, 1995
MARK H. STUENKEL
EXECUTIVE VICE PRESIDENT


/s/ Abdul S. Memon
- ----------------------------------------                        May 11, 1995
ABDUL S. MEMON
PRINCIPAL FINANCIAL & ACCOUNTING OFFICER