Form 10-Q
period 1995-03-31
CALIFORNIA COMMERCIAL BANKSHARES
filed 1995-05-15
CIK 704886

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

       ________________________________________________________________



                                  FORM 10 - Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                                --------------


                        COMMISSION FILE NUMBER  2-78788
                                                -------


                       CALIFORNIA COMMERCIAL BANKSHARES
                       --------------------------------

           CALIFORNIA                                      95-3819471
- ----------------------------------                  -----------------------
(STATE OF OTHER JURISDICTION OF                          (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


                 4100 NEWPORT PLACE, NEWPORT BEACH, CA  92660
                 --------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                 REGISTRANT'S TELEPHONE NUMBER (714) 863-2300
                                               --------------


- --------------------------------------------------------------------------------
          FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF
                           CHANGED FROM LAST REPORT

INDICATE BY CHECK (X) WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  [X]     NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS: INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE 2,425,000.
     ---------

                        CALIFORNIA COMMERCIAL BANKSHARES

                                     INDEX

PART I.   FINANCIAL INFORMATION
- -------------------------------

Item 1.   Financial Statements.

                   Consolidated Condensed Statements of Income for three months ended March 31, 1995 and March 31, 1994.

                   Consolidated Condensed Balance Sheets
                   March 31, 1995 and December 31, 1994.

                   Consolidated Statement of Cash Flow for the three months ended March 31, 1995 and March 31, 1994.

                   Notes to Consolidated Financial Statements,
                   March 31, 1995.

Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000's Omitted)
                                  (Unaudited)

                                          Three Months Ended March 31,

                                                1995        1994
                                               ------      ------
INTEREST AND FEE INCOME:
  Loans and Leases                              5,068       4,440
  Investment Securities                           810         732
  Federal Funds Sold                               78         120
                                               ------      ------
    Total Interest and Fee Income               5,956       5,252
                                               ------      ------

INTEREST EXPENSE:
  Deposits                                      1,626       1,456
  Securities Sold Under Agreement
    to Repurchase                                   8
  Note Payable                                     43          57
                                               ------      ------
     Total Interest Expense                     1,677       1,513

NET INTEREST INCOME                             4,279       3,739

PROVISION FOR LOAN/LEASE LOSSES                   775         600

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN/LEASE LOSSES                         3,504       3,139

OTHER INCOME:
  Escrow Fees                                      27          95
  Service Charges                                 253         239
  Securities gains or (losses)                    (72)
  Other Income                                    201         185
                                               ------      ------
      Total Other Income                          409         519

OTHER EXPENSES:
  Salaries and Employee Benefits                1,828       1,750
  Occupancy, Furniture and Equipment              523         481
  Data Processing                                  71          78
  Supplies                                         94          63
  Legal Fees                                      118         155
  Regulatory Assessments                          208         231
  Losses on OREO                                  212         146
  Other                                           508         451
                                               ------      ------
       Total Other Expenses                     3,562       3,355

INCOME BEFORE INCOME TAXES                        351         303

INCOME TAXES                                      141         102

NET INCOME                                        210         201

EARNINGS PER COMMON SHARE                      $ 0.08      $ 0.08

                       CALIFORNIA COMMERCIAL BANKSHARES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000's Omitted)
                                    ASSETS

                                                   March 31       December 31
                                                     1995            1994
                                                   --------       -----------
Cash and Due From Banks
  Non Interest-bearing                             $ 24,375        $ 21,069
Interest-bearing                                        154             246
Investment Securities--Available for Sale            51,843          72,075
Federal Funds Sold                                   13,000           2,000

Loans, net of unearned interest:
Commercial                                           75,995          82,600
Real Estate--Construction                            34,418          29,791
Real Estate--Equity Line                              8,222           8,691
Real Estate--Mortgage                                71,537          66,102
Installment and Other                                10,487          10,845
Lease Contracts Receivable                            3,476           3,615
                                                   --------       -----------
                                                    204,135         201,645
Less: Deferred Loan Fees & Costs                       (905)           (782)
                                                   --------       -----------
                                                    203,230         200,863
Less: Reserve for Loan Loss                          (5,880)         (5,660)
                                                   --------       -----------
Total Loans, net                                    197,350         195,203
                                                   --------       -----------

Real Estate Owned                                     3,646           2,676
Bank Premises, Furniture & Equipment                    953             988
Accrued Interest Receivable                           2,280           2,846
Deferred Income Taxes                                 1,400           1,400
Prepaid Expenses and Other Assets                     1,416           2,162
                                                   --------       -----------
Total Assets                                       $296,417        $300,665
                                                   ========       ===========

                      LIABILITIES AND SHAREHOLDERS EQUITY
Deposits:
Demand Deposit
  Non Interest Bearing                             $ 78,034        $ 98,733
  Interest Bearing                                   95,153          79,695
Savings Deposits                                     38,161          40,504
Time Certificates $100,000 and over                  29,860          28,896
Other Time Deposits                                  30,510          29,561
                                                   --------       -----------
  Total Deposits                                    271,718         277,389

Note Payable                                          2,351           2,351
Interest Payable                                        155             149
Other Liabilities                                     1,536           1,048

Shareholders Equity:
  Capital Stock--Authorized 10,000,000 shares;
  Issued and outstanding 2,425,000 in 1995 and
  2,423,000 in 1994                                  10,790          10,782

Paid in Capital                                         475             475
Retained Earnings                                    10,000           9,789
Unrealized Gain (Loss) on investment
  securities available for sale
  (net of tax)                                         (608)         (1,318)
                                                   --------       -----------
Total Liabilities and Shareholders Equity           296,417         300,665

                       CALIFORNIA COMMERCIAL BANKSHARES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE THREE MONTHS ENDED MARCH 31
                                (000's Omitted)
                                  (Unaudited)

                                                          1995       1994
                                                         -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                            210        201
Adjustments to reconcile net income (loss) to net
  cash from operating activities:
    Depreciation and Amortization                            131        150
    Amortization of discounts and premiums on
      investment securities available for sale               218        212
    Provision for loan and lease losses                      775        600
    Provision for losses on other real estate owned           57         96
    Loss (gain) on sale of investment securities
      available for sale                                      72
    Loss (gain) on sale of other real estate owned            50        (19)
    (Gain) loss on sale of property                                      (1)
    (Increase) decrease in accrued interest receivable       567        277
    Increase (decrease) in deferred loan fees                123        (57)
    (Decrease) increase in unearned lease income             (38)        11
    Decrease (increase) in other assets                      364        208
    Net (decrease) increase in interest payable and
      other liabilities                                      492          7
                                                         -------    -------
      Net cash from operating activities                   3,021      1,685

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of investment securities
      available for sale                                      40     18,341
    Proceeds from sale of investment securities
      available for sale                                  21,012     19,978
    Purchase of investment securities available
      for sale                                               (17)   (24,967)
    Net increase (decrease) in loans and investment
      in leases                                           (4,548)     4,546
    Recoveries of loans and investment in leases              65        266
    Purchase of property                                     (96)       (86)
    Proceeds from sale of property                                        3
    Proceeds from sale of other real estate owned            398        967
                                                         -------    -------
      Net cash from investing activities                  16,854     19,048

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits                   (5,670)    (4,708)
    (Decrease) increase in securities sold under
      agreements to repurchase
    Proceeds from exercise of common stock options             8
                                                         -------    -------
      Net cash from financing activities                  (5,662)    (4,708)

    NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                    14,213     16,025
    CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR                                   23,315     26,781
                                                         -------    -------
    CASH AND CASH EQUIVALENTS AT MARCH 31                 37,528     42,806
                                                         =======    =======

                       CALIFORNIA COMMERCIAL BANKSHARES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

NOTE 1 - BASIS OF PRESENTATION

     THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND RULE 10-01 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED DECEMBER 31, 1995.



NOTE 2 - EARNINGS PER SHARE WERE COMPUTED BASED ON THE FOLLOWING WEIGHTED AVERAGE OUTSTANDING SHARES:


     THREE MONTHS ENDED MARCH 31, 1995..........2,455,000


     THREE MONTHS ENDED MARCH 31, 1994..........2,423,000

                       CALIFORNIA COMMERCIAL BANKSHARES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE PURPOSE OF THIS DISCUSSION IS TO PROVIDE ADDITIONAL INFORMATION ABOUT THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS WHICH IS NOT OTHERWISE APPARENT FROM THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS INTERIM REPORT. SINCE THE BANKING SUBSIDIARY REPRESENTS MOST OF THE COMPANY'S ACTIVITY AND INVESTMENT, THE FOLLOWING DISCUSSION RELATES PRIMARILY TO THE FINANCIAL CONDITION AND OPERATIONS OF THE BANK. IT SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO.

THE FOLLOWING CHART SHOWS COMPARATIVE DATA FOR SELECTED ITEMS OF THE FINANCIAL
STATEMENTS:


          AVERAGES FOR THE THREE MONTHS ENDED:

                                                      PERCENT
                               MARCH 31   MARCH 31   INCREASE/
                                 1995       1994     (DECREASE)
                               --------   --------   ----------
   (IN THOUSANDS)

TOTAL ASSETS:                  $292,957   $315,635      ( 7.18)
INVESTMENT SECURITIES:           61,322     63,628      ( 3.62)
FED FUNDS SOLD:                   5,472     17,285      (68.34)
GROSS LOANS:                    202,096    210,447      ( 3.97)
TOTAL DEPOSITS:                 267,209    290,000      ( 7.86)
INTEREST BEARING DEPOSITS       177,646    198,378      (10.45)
OTHER INTEREST BEARING
LIABILITIES:                      2,851      2,351       21.27


THE DECREASE IN AVERAGE ASSETS, AVERAGE LOANS AND AVERAGE DEPOSITS FROM THE FIRST QUARTER OF 1994 TO THE FIRST QUARTER OF 1995 REFLECTS THE RECESSIONARY ECONOMY IN ORANGE COUNTY, INCREASED COMPETITION BY MONEY MARKET MUTUAL FUNDS AND OTHER FINANCIAL INSTITUTIONS FOR DEPOSIT BALANCES, INTENTIONAL RUNOFF OF HIGHER COST TIME DEPOSITS AND AN EMPHASIS BY THE BANK ON IMPROVING ASSET QUALITY AND COLLECTING LOANS RATHER THAN ON GENERATING NEW BUSINESS.

THE FOLLOWING TABLE SHOWS AVERAGE EARNING ASSETS AND INTEREST BEARING LIABILITIES AND THEIR RELATIVE COST AND YIELD WITHOUT LOAN FEES AND LOAN COSTS.

                     FOR THE THREE MONTHS ENDED MARCH 31,

                       1995             1994               PERCENT
                       ----             ----
                                                          INCREASE/
                                                         (DECREASE)    YIELD
                    AMT      YLD     AMT     YLD                       DIFF
                    ---      ---     ---     ---                       ----
 (IN THOUSANDS)

AVERAGE EARNING
  ASSETS          $268,757   8.72  $291,360  7.06          (7.76)      .96

AVERAGE INTEREST
  BEARING
  LIABILITIES     $180,457   3.77  $198,378  3.09          (9.03)      .68

ACCORDING TO COMPANY POLICY LOANS PAST DUE 90 DAYS OR MORE AS TO INTEREST OR PRINCIPAL PAYMENTS ARE PLACED ON NON-ACCRUAL. LOANS ACCOUNTED FOR ON A NON-ACCRUAL BASIS AMOUNTED TO $15,588,000 ON MARCH 31, 1995 AS COMPARED TO $20,273,000 ON MARCH 31, 1994. OTHER REAL ESTATE OWNED TOTALLED $3,647,000 ON MARCH 31, 1995 AS COMPARED TO $1,904,000 ON MARCH 31, 1994.

THE FOLLOWING TABLE SHOWS THE TOTAL CHARGE OFFS, RECOVERIES AND THE NET RESULT FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994.


                   THREE MONTHS ENDED:

                         MARCH 31

                       1995   1994
                       ----   ----
  (IN THOUSANDS)

CHARGE OFFS             619    344
RECOVERIES               65    265
NET CHARGE OFFS         554     79

IN VIEW OF CONTINUED UNCERTAINTIES IN THE SOUTHERN CALIFORNIA ECONOMY IN GENERAL AND THE REAL ESTATE MARKET IN SOUTHERN CALIFORNIA IN PARTICULAR, THE COMPANY HAS CONTINUED CONTRIBUTING A SUBSTANTIAL AMOUNT TO ITS RESERVE FOR LOAN LOSSES. FOR THE THREE MONTHS ENDED MARCH 31, 1995 THE COMPANY ADDED $775,000 TO ITS RESERVE WHICH COMPARES WITH $600,000 FOR THE SAME PERIOD IN 1994. THE RESERVE BALANCE AS OF MARCH 31, 1995 WAS $5,880,000 WHICH WAS 2.89% OF TOTAL LOANS AND LEASES WHICH COMPARES WITH $7,744,000 AND 3.72%, RESPECTIVELY, ON MARCH 31, 1994.

                             RESULTS OF OPERATIONS


INTEREST INCOME AND INTEREST EXPENSE
- ------------------------------------

THE COMPANY'S PRIMARY SOURCE OF REVENUE IS INTEREST INCOME. THE NET YIELD WITHOUT THE LOAN FEES ON INTEREST EARNING ASSETS INCREASED TO 6.19% DURING THE FIRST QUARTER OF 1995 FROM 4.96% FOR THE SAME PERIOD OF 1994. THE NET INTEREST INCOME WITHOUT THE LOAN FEES INCREASED FROM $3,562,000 FOR THE PERIOD ENDING MARCH 31, 1994 TO $4,101,000 FOR THE PERIOD ENDING MARCH 31, 1995. THIS WAS LARGELY DUE TO IMPROVED SPREADS IN INTEREST EARNINGS. THE AVERAGE YIELD ON EARNING ASSETS INCREASED BY 1.66% FROM 7.06% IN THE FIRST QUARTER OF 1994 TO 8.72% IN 1995. THE AVERAGE INTEREST RATE PAID ON INTEREST BEARING LIABILITIES INCREASED BY .72% FROM 3.05% IN THE FIRST QUARTER OF 1994 TO 3.77% IN 1995. THIS WAS PARTLY OFFSET BY CONTINUED DECLINE IN AVERAGE OUTSTANDING LOANS AND OTHER EARNING ASSETS AS THE COMPANY FOCUSED ON MONITORING THE PERFORMANCE OF THE OUTSTANDING LOANS, IDENTIFYING POTENTIAL PROBLEMS AND COLLECTING IDENTIFIED PROBLEM LOANS AND REAL ESTATE OWNED. AT THE SAME TIME, THE COMPANY HAS MAINTAINED ITS REFINED LOAN UNDERWRITING AND APPROVAL PROCESS, SEEKING HIGHER QUALITY CREDITS WHICH REDUCED THE VOLUME OF LOANS MEETING THE TIGHTENED CRITERIA.

THE FOLLOWING TABLE SHOWS THE AVERAGE BALANCES OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES AND INTEREST EARNED AND PAID ON THOSE BALANCES.


                     1ST QUARTER 1995           1ST QUARTER 1994
                     ----------------           ----------------

                 AVERAGE          INTEREST  AVERAGE          INTEREST
ASSETS           BALANCE INTEREST   RATE    BALANCE INTEREST   RATE
                 ------- -------- --------  ------- -------- --------


SECURITIES        61,354    810     5.35     63,628     732     4.67
FED FUNDS          5,314     78     5.94     17,285     120     2.82
LOANS            202,089  4,890     9.81    210,447   4,223     8.14
                 -------  -----    -----    -------  ------     ----

 TOTAL           268,757  5,778     8.72    291,360   5,075     7.06
                 -------  -----     ----    -------  ------     ----
LIABILITIES

SAVINGS          120,009    842     2.85     118,867    714     2.44
TIME              57,581    784     5.52      79,511    741     3.78
OTHER              2,867     51     7.13       2,351     57     9.83
                 -------  -----     ----     -------  -----     ----

 TOTAL           180,457  1,677     3.77     200,729  1,512     3.05
                 -------  -----     ----     -------  -----     ----

NET INTEREST
  INCOME                  4,101                       3,563
YIELD ON EARNING
  ASSETS                            6.19                        4.96

OTHER INCOME AND OTHER EXPENSES -  NON-INTEREST INCOME DECREASED BY $110,000
- -------------------------------
TO $409,000 IN THE FIRST QUARTER OF 1995 COMPARED TO $519,000 FOR THE SAME PERIOD A YEAR AGO. THE DECLINE WAS LARGELY IN TWO CATEGORIES:

1. ESCROW FEES DECREASED BY $70,000 FROM $95,000 IN THE FIRST QUARTER OF 1994 TO $27,000 IN 1995. THE DECLINE WAS DUE TO CONTINUED SLOW ESCROW ACTIVITY AND REORGANIZING THE ESCROW DIVISION.

2. DURING FIRST QUARTER OF 1995 THE COMPANY SOLD SOME SECURITIES IN THE AMOUNT OF APPROXIMATELY $21,000,000 AT A LOSS OF $72,000. THESE SECURITIES WERE ORIGINALLY PURCHASED WITH VERY SHORT MATURITIES TO MEET A PROJECTED CASH OUTFLOW DURING THE FIRST QUARTER OF 1995.

NON-INTEREST EXPENSE INCREASED BY $207,000 TO $3,562,000 IN THE FIRST QUARTER OF 1995 FROM $3,355,000 IN 1994. A MAJOR PORTION OF IT WAS IN SALARIES WHICH INCREASED BY $78,000 AND OCCUPANCY EXPENSE WHICH INCREASED BY $42,000. THE INCREASES WERE DUE TO INCREASED PAYROLL TAXES AND GROUP INSURANCE AND SOME ADDITION TO THE STAFF TO MEET THE PROJECTED FUTURE GROWTH.


ACCOUNTING PRONOUNCEMENTS
- -------------------------

IN MAY 1993, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT ON FINANCIAL ACCOUNTING STANDARDS NO. 114 ("SFAS 114"), "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" AS AMENDED BY SFAS 118, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES". UNDER THE PROVISIONS OF SFAS 114, A LOAN IS CONSIDERED IMPAIRED WHEN, BASED ON CURRENT INFORMATION AND EVENTS, IT IS PROBABLE THAT A CREDITOR WILL BE UNABLE TO COLLECT ALL AMOUNTS DUE ACCORDING TO THE CONTRACTUAL TERMS OF THE LOAN AGREEMENT. SFAS 114, AS AMENDED, REQUIRES CREDITORS TO MEASURE IMPAIRMENT OF A LOAN BASED ON THE PRESENT VALUE OF EXPECTED FUTURE CASH FLOWS DISCOUNTED AT THE LOAN'S EFFECTIVE INTEREST RATE. IF THE MEASURE OF THE IMPAIRED LOAN IS LESS THAN THE RECORDED INVESTMENT IN THE LOAN, A CREDITOR WILL RECOGNIZE AN IMPAIRMENT BY CREATING A VALUATION ALLOWANCE WITH A CORRESPONDING CHARGE TO BAD DEBT EXPENSE. THIS STATEMENT ALSO APPLIES TO RESTRUCTURED LOANS AND ELIMINATES THE REQUIREMENT TO CLASSIFY LOANS THAT ARE IN-SUBSTANCE FORECLOSURES AS FORECLOSED ASSETS EXCEPT FOR LOANS WHERE THE CREDITOR HAS PHYSICAL POSSESSION OF THE UNDERLYING COLLATERAL, BUT NOT LEGAL TITLE. THE COMPANY ADOPTED SFAS 114 EFFECTIVE JANUARY 1, 1995. THE COMPANY DOES NOT BELIEVE ADOPTION OF THIS STATEMENT WILL HAVE A MATERIAL IMPACT ON ITS RESULTS OF OPERATIONS OR FINANCIAL POSITION.

CAPITAL RESOURCES
- -----------------

IT IS THE COMPANY'S POLICY TO ALWAYS MAINTAIN ADEQUATE LIQUIDITY IN CASH, FEDERAL FUNDS AND IN READILY MARKETABLE GOVERNMENT SECURITIES. THE COMPANY'S TOTAL LIQUID ASSETS ON MARCH 31, 1995 WERE: CASH AND DUE FROM BANKS $24,529,000, FEDERAL FUNDS SOLD $13,000,000, AND INVESTMENT SECURITIES FREE OF COLLATERAL $48,433,000; TOTALING $85,962,000 OR 29% OF TOTAL ASSETS. ADDITIONALLY, THE MAJORITY OF THE COMPANY'S LOANS ARE ON A SHORT TERM BASIS, MATURING IN APPROXIMATELY ONE YEAR, WHICH, COMBINED WITH LINES OF CREDIT WITH CORRESPONDENT BANKS, PROVIDES ADDITIONAL LIQUIDITY.

IN DECEMBER 1988, THE COMPANY OBTAINED A $3,000,000 TERM LOAN FROM ANOTHER FINANCIAL INSTITUTION FOR THE PURPOSE OF PROVIDING ADDITIONAL CAPITAL TO THE BANK. THE CREDIT AGREEMENT FOR THIS LOAN WAS AMENDED PURSUANT TO A SECOND AMENDMENT TO THE CREDIT AGREEMENT DATED AUGUST 25, 1994. THE LOAN, AS AMENDED, BEARS INTEREST AT A FLUCTUATING RATE PER ANNUM EQUAL TO .75% IN EXCESS OF THE LENDER'S REFERENCE RATE (9.00% AT MARCH 31, 1995). INTEREST IS PAYABLE MONTHLY ON THE UNPAID PRINCIPAL BALANCE OF THE LOAN. PRINCIPAL IS TO BE REPAID ON JANUARY 1, 1997. THE SECOND AMENDMENT WAIVES ALL FINANCIAL COVENANTS RELATING TO THE TERM LOAN. AT MARCH 31, 1995 AND 1994, $2,351,000 REMAINED OUTSTANDING ON THE LOAN.

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

ON DECEMBER 31, 1990, NEW RISK BASED CAPITAL REQUIREMENTS BECAME EFFECTIVE. UNDER THE REQUIREMENTS, HOLDING COMPANIES AND BANKS ARE REQUIRED CURRENTLY TO MAINTAIN MINIMUM RATIOS OF TOTAL CAPITAL AND "CORE" (TIER 1) CAPITAL TO RISK-WEIGHTED ASSETS; HOWEVER, UNDER THE TERMS OF ITS FORMAL AGREEMENT WITH THE COMPTROLLER, THE BANK IS REQUIRED TO MAINTAIN CAPITAL IN EXCESS OF THIS MINIMUM REQUIREMENT. THE REGULATORY CAPITAL REQUIREMENTS, CAPITAL REQUIREMENTS UNDER THE FORMAL AGREEMENT AND THE BANK AND COMPANY'S ACTUAL CAPITAL RATIOS ARE SHOWN IN THE FOLLOWING TABLE AS OF THE DATES INDICATED:

                                                            AT MARCH 31,
                                        1995                                          1994
- ----------------------------------------------------------------   -----------------------------------------
                                                         EXCESS                                       EXCESS
                                PER            EXCESS    TO                  PER              EXCESS  TO
                      MINIMUM   FORMAL         TO        FORMAL     MINIMUM  FORMAL           TO      FORMAL
                      STATU-    AGREE-         STATU-    AGREE-     STATU-   AGREE-           STATU-  AGREE-
                      TORY      MENT   ACTUAL  TORY      MENT       TORY     MENT    ACTUAL   TORY    MENT
- ------------------------------------------------------------------------------------------------------------
FOR THE BANK
RISK-BASED CAPITAL:
 TIER 1                4.00%    N/A    10.47%   6.47%    N/A        4.00%     N/A     9.77%    5.77%   N/A

TOTAL RISK-BASED       8.00%    9.00%  11.72%   3.72%    2.72%      8.00%    9.00%   11.02%    3.02%   2.02%

TIER 1 LEVERAGE
  RATIO(1)             4.00%    6.00%   7.69%   3.69%    1.69%      4.00%    6.00%    6.78%    2.78%    .78%

FOR THE COMPANY
RISK-BASED CAPITAL:
  TIER 1               4.00%     N/A    9.68%   5.68%    N/A        4.00%     N/A     9.18%    5.18%   N/A

TOTAL RISK-BASED       8.00%     N/A   10.92%   2.92%    N/A        8.00%     N/A    10.43%    2.43%   N/A

TIER 1 LEVERAGE
 RATIO                 4.00%     N/A    7.16%   3.16%    N/A        4.00%     N/A     6.38%    2.38%   N/A

_______________
(1) IN SOME CIRCUMSTANCES THIS MINIMUM RATIO MAY BE 3%.

AS OF MARCH 31, 1995 AND 1994, THE BANK AND THE COMPANY WERE IN COMPLIANCE WITH STATUTORY RISK-BASED CAPITAL REQUIREMENTS AND THE BANK WAS IN COMPLIANCE WITH THE MORE STRINGENT CAPITAL REQUIREMENTS IMPOSED BY THE FORMAL AGREEMENT.

                       CALIFORNIA COMMERCIAL BANKSHARES

                                     INDEX

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings.
                Not applicable.

Item 2.   Changes in Securities.
                Not applicable.

Item 3.   Defaults Upon Senior Securities.
                Not applicable.

Item 4.   Submission of Matters to a Vote of Security-Holders.
                Not applicable.

Item 5.   Other Information.
                Not applicable.

Item 6.   Exhibit and Reports on Form 8-K.
                Not applicable.

                       CALIFORNIA COMMERCIAL BANKSHARES


SIGNATURES:

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                       CALIFORNIA COMMERCIAL BANKSHARES
                                 (REGISTRANT)



DATE:    MAY 11, 1995               /s/ WILLIAM H. JACOBY
      ------------------         ---------------------------
                                    WILLIAM H. JACOBY
                                    PRESIDENT



DATE:    MAY 11, 1995               /s/ ABDUL S. MEMON
      ------------------         ---------------------------
                                    ABDUL S. MEMON
                                    CHIEF FINANCIAL OFFICER