Form 10-Q
period 1995-06-30
CALIFORNIA COMMERCIAL BANKSHARES
filed 1995-08-14
CIK 704886

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

--------------------------------------------------------------------------------

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


         FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 1995
                                        -----------------

               COMMISSION FILE NUMBER    2-78788
                                       -----------


                       CALIFORNIA COMMERCIAL BANKSHARES
--------------------------------------------------------------------------------

                CALIFORNIA                             95-3819471
--------------------------------------------------------------------------------
    (STATE OF OTHER JURISDICTION OF                  (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


             4100 NEWPORT PLACE, NEWPORT BEACH, CA  92660
--------------------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


        REGISTRANT'S TELEPHONE NUMBER   (714) 863-2300
                                      -------------------

--------------------------------------------------------------------------------
             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF
                           CHANGED FROM LAST REPORT


INDICATE BY CHECK (X) WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                        -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS: INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE
DATE   2,425,000.
     -------------

                       CALIFORNIA COMMERCIAL BANKSHARES
                                     INDEX





PART 1. FINANCIAL INFORMATION
_________________________________________________________________


ITEM 1.  FINANCIAL STATEMENTS


         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THREE MONTHS AND SIX MONTHS ENDED
         JUNE 30, 1995 AND 1994.


         CONSOLIDATED CONDENSED BALANCE SHEETS
         JUNE 30, 1995 AND DECEMBER 31, 1994.


         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         SIX MONTHS ENDED JUNE 30, 1995 AND 1994.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
         JUNE 30, 1995.




ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              (000'S OMITTED)
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                             JUNE 30                             JUNE 30
                                                           1995    1994                        1995   1994
INTEREST AND FEE INCOME:
 LOANS AND LEASES                                         10,219   8,941                       5,151  4,541
 INVESTMENT SECURITIES                                     1,539   1,759                         729  1,027
 FEDERAL FUNDS SOLD                                          419     262                         341    142
                                                          ------  ------                       -----  -----
  TOTAL INTEREST AND FEE INCOME                           12,177  10,962                       6,221  5,710

INTEREST EXPENSE:
 DEPOSITS                                                  3,360   2,981                       1,734  1,525
 SECURITIES SOLD UNDER AGREEMENT
  TO REPURCHASE                                                8       2                           0      2
 NOTE PAYABLE                                                 95     108                          52     51
                                                          ------  ------                       -----  -----
   TOTAL INTEREST EXPENSE                                  3,463   3,091                       1,786  1,578

NET INTEREST INCOME                                        8,714   7,871                       4,435  4,132

PROVISION FOR LOAN / LEASE LOSSES                          1,000   1,620                         225  1,020

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN / LEASE LOSSES                                   7,714   6,251                       4,210  3,112

OTHER INCOME:
 ESCROW FEES                                                  86     186                          59     91
 SERVICE CHARGES                                             476     464                         223    225
 SECURITIES GAINS                                            (72)      0                           0      0
 OTHER INCOME                                                449     382                         248    197
                                                          ------  ------                       -----  -----
   TOTAL OTHER INCOME                                        939   1,032                         530    513

OTHER EXPENSES:
 SALARIES AND EMPLOYEE BENEFITS                            3,703   3,369                       1,875  1,619
 OCCUPANCY, FURNITURE AND EQUIPMENT                        1,031     970                         508    489
 DATA PROCESSING                                             139     144                          68     66
 SUPPLIES                                                    168     126                          74     63
 LEGAL FEES                                                  494     311                         376    156
 REGULATORY ASSESSMENTS                                      415     496                         207    265
 LOSSES (GAIN) ON OREO                                       861     588                         649    442
 OTHER                                                     1,139     950                         631    499
                                                          ------  ------                       -----  -----
   TOTAL OTHER EXPENSES                                    7,950   6,954                       4,388  3,599

INCOME BEFORE INCOME TAXES                                   703     329                         352     26

 INCOME TAXES                                                280     115                         139     13

NET INCOME                                                   423     214                         213     13

EARNINGS PER COMMON SHARE                                  $0.17   $0.08                       $0.09 $ 0.01


                       CALIFORNIA COMMERCIAL BANKSHARES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000'S OMITTED)
                                    ASSETS

                                                   JUNE 30   DECEMBER 31
                                                    1995        1994
                                                   --------  -----------

CASH AND DUE FROM BANKS
  NON INTEREST BEARING                             $ 22,894    $ 21,069
INTEREST BEARING                                         25         246
INVESTMENT SECURITIES - AVAILABLE FOR SALE           61,436      72,075
FEDERAL FUNDS SOLD                                   30,000       2,000
LOANS, NET OF UNEARNED INTEREST:
COMMERCIAL                                           74,101      82,600
REAL ESTATE - CONSTRUCTION                           33,187      29,792
REAL ESTATE - EQUITY LINE                             7,768       8,691
REAL ESTATE - MORTGAGE                               68,361      66,102
INSTALLMENT AND OTHER                                12,801      10,845
LEASE CONTRACTS RECEIVABLE                            3,484      3,6152
                                                   --------    --------
                                                    199,702     201,645
LESS: DEFERRED LOAN FEES & COSTS                       (949)       (782)
                                                   --------    --------
                                                     198,753    200,863
LESS: RESERVE FOR LOAN LOSS                          (4,999)     (5,660)
                                                   --------    --------
TOTAL LOANS, NET                                    193,754     195,203
                                                   --------    --------

REAL ESTATE OWNED                                     5,868       2,676
BANK PREMISES, FURNITURE & EQUIPMENT                  1,064         988
ACCRUED INTEREST RECEIVABLE                           2,718       2,846
DEFERRED INCOME TAXES                                 1,400       1,400
PREPAID EXPENSES AND OTHER ASSETS                     1,907       2,162
                                                   --------    --------
TOTAL ASSETS                                       $321,066    $300,665
                                                   ========    ========

LIABILITIES AND SHAREHOLDERS EQUITY

DEPOSITS:
DEMAND DEPOSIT
  NON INTEREST BEARING                             $108,979    $ 98,733
  INTEREST BEARING                                   79,288      79,695
SAVINGS DEPOSITS                                     44,605      40,504
TIME CERTIFICATES $100,000 AND OVER                  31,060      28,896
OTHER TIME DEPOSITS                                  31,550      29,561
                                                   --------    --------
  TOTAL DEPOSITS                                    295,482     277,389

NOTE PAYABLE                                          2,351       2,351
INTEREST PAYABLE                                        175         149
OTHER LIABILITIES                                     1,715       1,048

SHAREHOLDERS EQUITY:
  CAPITAL STOCK - AUTHORIZED 10,000,000
  SHARES; ISSUED AND OUTSTANDING 2,423,000
  IN 1993 AND 1994                                   10,790      10,782

PAID IN CAPITAL                                         475         475
RETAINED EARNINGS                                    10,213       9,789
UNREALIZED GAIN (LOSS) ON INVESTMENT
 SECURITIES AVAILABLE FOR SALE
 (NET OF TAX)                                          (135)     (1,318)
                                                   --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY           321,066     300,665
                                                   ========    ========

                       CALIFORNIA COMMERCIAL BANKSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOW
                       FOR THE SIX MONTHS ENDED JUNE 30
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                              1995              1994
                                                             ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                      423               214
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                             251               301
      NET AMORT. OF SECURITY DISCOUNTS AND PREMIUMS             402               412
      PROVISION FOR LOAN AND LEASE LOSSES                     1,000             1,620
      PROVISION FOR LOSSES ON OTHER REAL ESTATE OWNED           118               223
      LOSS (GAIN) ON SALE OF PROPERTY                                             (12)
      LOSS (GAIN) ON SALE OF OTHER REAL ESTATE OWNED            163               180
      DECREASE (INCREASE) IN ACCRUED INTEREST RECEIVABLE        128              (265)
      DECREASE (INCREASE) IN OTHER ASSETS                      (381)             (293)
      NET INCREASE (DECREASE) IN INTEREST AND ACCRUED
      COMPENSATION PAYABLE, AND OTHER LIABILITIES               692              (221)
                                                            -------           -------
TOTAL ADJUSTMENTS                                             2,373             1,945
                                                            -------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,796             2,159

CASH FLOWS FROM INVESTING ACTIVITIES:
      PROCEEDS FROM MATURITY OF INVESTMENT SECURITIES         4,084            18,404
      PURCHASE OF INVESTMENT SECURITIES                     (13,114)          (62,304)
      PROCEEDS FROM SALE OF INVESTMENT SECURITIES            21,088            19,978
      NET (INCREASE) DECREASE IN LOANS AND LEASES            (4,046)           12,365
      INCREASE / (DECREASE) IN DEFERRED LOAN FEES               166              (114)
      INCREASE / (DECREASE) IN UNEARNED LEASE INCOME            (51)               12
      RECOVERIES OF LOANS AND LEASES CHARGED OFF                137               439
      PURCHASES OF PROPERTY                                    (331)             (142)
      PROCEEDS FROM SALE OF PROPERTY                              4                19
      PROCEEDS FROM SALE OF OTHER REAL ESTATE OWNED             770             2,321
      ADDITIONS TO REAL ESTATE OWNED                            (80)
                                                            -------           -------
NET CASH USED IN INVESTING ACTIVITIES                         8,707            (9,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
      NET INCREASE / (DECREASE) IN DEPOSITS                  18,093             9,997
      INCREASE / (DECREASE) IN SECURITIES SOLD UNDER
       AGREEMENTS TO REPURCHASE
      PROCEEDS FROM EXERCISE OF COMMON STOCK OPTIONS              8
                                                            -------           -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    18,101             9,997

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             29,604             3,054

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               23,315            26,781
                                                            -------           -------
CASH AND CASH EQUIVALENTS ON JUNE 30, 1994                   52,919            29,835
                                                            =======           =======

                  CALIFORNIA COMMERCIAL BANKSHARES



NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:
-----------------------------------------------------



NOTE 1 - BASIS OF PRESENTATION



        THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND RULE 10-01 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED DECEMBER 31, 1995.



NOTE 2 - EARNINGS PER SHARE WERE COMPUTED BASED ON THE FOLLOWING WEIGHTED AVERAGE OUTSTANDING SHARES:


        SIX MONTHS ENDED JUNE 30, 1995..........2,459,000


        SIX MONTHS ENDED JUNE 30, 1994..........2,423,000

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

THE FOLLOWING CHART SHOWS COMPARATIVE DATA FOR SELECTED ITEMS OF THE FINANCIAL
STATEMENTS:

                      AVERAGES FOR THE THREE MONTHS ENDED

                                                                  PERCENT
                                            JUNE 30     JUNE 30   INCREASE/
                                             1995        1994    (DECREASE)
                                           --------    --------  ----------
  (IN THOUSANDS)
TOTAL ASSETS:                              $300,452    $326,225     ( 7.90)
INVESTMENT SECURITIES:                       52,717      82,382     (36.01)
FED FUNDS SOLD:                              23,178      15,356      50.94
GROSS LOANS:                                200,359     201,687     ( 1.10)
TOTAL DEPOSITS:                             274,629     300,153     ( 8.50)
INTEREST BEARING DEPOSITS                   180,263     197,674     ( 8.81)
OTHER INTEREST BEARING LIABILITIES:           2,351       2,463     ( 4.55)


                       AVERAGES FOR THE SIX MONTHS ENDED

                                                                  PERCENT
                                            JUNE 30     JUNE 30   INCREASE/
  (IN THOUSANDS)                              1995        1994    (DECREASE)
                                            -------     -------  ----------
TOTAL ASSETS:                              $296,979    $320,942    ( 7.47)
INVESTMENT SECURITIES:                       56,992      73,014    (21.94)
FED FUNDS SOLD:                              14,359      16,343    (12.14)
GROSS LOANS:                                201,218     206,032    ( 2.34)
TOTAL DEPOSITS:                             270,914     295,181    ( 8.22)
INTEREST BEARING DEPOSITS                   178,954     198,099    ( 9.67)
OTHER INTEREST BEARING LIABILITIES:           2,600       2,407      8.01


THE DECREASE IN AVERAGE ASSETS, AVERAGE LOANS AND AVERAGE DEPOSITS FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 1995 COMPARED TO THE SAME PERIODS OF 1994 REFLECTS THE RECESSIONARY ECONOMY IN ORANGE COUNTY, INCREASED COMPETITION BY MONEY MARKET MUTUAL FUNDS AND OTHER FINANCIAL INSTITUTIONS FOR DEPOSIT BALANCES, INTENTIONAL RUNOFF OF HIGHER COST TIME DEPOSITS AND AN EMPHASIS BY THE BANK ON IMPROVING ASSET QUALITY AND COLLECTING LOANS RATHER THAN ON GENERATING NEW BUSINESS.

THE FOLLOWING TABLE SHOWS AVERAGE EARNING ASSETS AND INTEREST BEARING LIABILITIES AND THEIR RELATIVE COST AND YIELD WITHOUT LOAN FEES AND LOAN COSTS.

                       FOR THE THREE MONTHS ENDED JUNE 30

                                1995            1994
                           --------------  --------------
                                                          PERCENT
                                                          INCREASE/   YIELD
                             AMT      YLD    AMT     YLD  (DECREASE)  DIFF
                           --------  ----  --------  ---- ----------  ----
(IN THOUSANDS)
AVERAGE EARNING
  ASSETS                   $276,255  8.69  $299,425  7.36  (7.74)     1.33
AVERAGE INTEREST
  BEARING LIABILITIES      $182,614  3.92  $200,137  3.16  (8.76)      .76



                        FOR THE SIX MONTHS ENDED JUNE 30


                                1995            1994
                           --------------  --------------
                                                          PERCENT
                                                          INCREASE/   YIELD
                             AMT      YLD    AMT     YLD  (DECREASE)  DIFF
                           --------  ----  --------  ---- ----------  ----
(IN THOUSANDS)
AVERAGE EARNING
  ASSETS                   $272,569  8.70  $295,392  7.22  (7.73)     .97
AVERAGE INTEREST
  BEARING LIABILITIES      $181,554  3.85  $198,099  3.15  (8.35)     .70


ACCORDING TO COMPANY POLICY LOANS PAST DUE 90 DAYS OR MORE AS TO INTEREST OR PRINCIPAL PAYMENTS ARE PLACED ON NON-ACCRUAL. LOANS ACCOUNTED FOR ON A NON-ACCRUAL BASIS AMOUNTED TO $11,690,000 ON JUNE 30, 1995 AS COMPARED TO $14,331,000 ON JUNE 30, 1994. OTHER REAL ESTATE OWNED TOTALED $5,868,000 ON JUNE 30, 1995 AS COMPARED TO $4,049,000 ON JUNE 30, 1994.

THE FOLLOWING TABLE SHOWS THE TOTAL CHARGE OFFS, RECOVERIES AND THE NET RESULT FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994.


                       FOR THE THREE   FOR THE SIX
                       MONTHS ENDED    MONTHS ENDED
                       -------------   -------------
                           JUNE 30         JUNE 30
                        1995    1994    1995    1994
                       -----   -----   -----   -----
CHARGE OFFS            1,178   2,829   1,798   3,174

RECOVERIES                72     174     137     439
NET CHARGE OFFS
 (RECOVERIES)          1,106   2,655   1,661   2,735


IN VIEW OF CONTINUED UNCERTAINTIES IN THE U.S. ECONOMY IN GENERAL AND REAL ESTATE MARKET IN SOUTHERN CALIFORNIA, IN PARTICULAR, THE COMPANY HAS CONTINUED ADDING SUBSTANTIAL AMOUNT TO ITS RESERVE FOR LOAN LOSSES. FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 THE COMPANY ADDED $225,000 AND $1,000,000 RESPECTIVELY TO ITS RESERVE WHICH COMPARES WITH $1,020,000 AND $1,620,000 FOR THE SAME PERIODS IN 1994. THE RESERVE BALANCE AS OF JUNE 30, 1995 WAS $4,999,000 WHICH WAS 2.52% OF TOTAL LOANS AND LEASES WHICH COMPARES WITH $6,107,000 AND 3.15%, RESPECTIVELY, ON JUNE 30, 1994.


                     RESULTS OF OPERATIONS


INTEREST INCOME AND INTEREST EXPENSE
------------------------------------

          THE COMPANY'S PRIMARY SOURCE OF REVENUE IS INTEREST INCOME. THE NET YIELD WITHOUT THE LOAN FEES ON INTEREST EARNING ASSETS INCREASED TO 6.10% AND 6.14% FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995 FROM 5.24% AND 5.11% DURING THE FIRST QUARTER OF 1995 FROM 4.96% FOR THE SAME PERIODS OF 1994. THE NET INTEREST INCOME WITHOUT THE LOAN FEES INCREASED FROM $3,915,000 AND $7,478,000 FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 1994 TO

$4,198,000 AND $8,299,000 FOR THE SAME PERIODS OF 1995. THIS WAS LARGELY DUE TO IMPROVED SPREADS IN INTEREST EARNINGS. THE AVERAGE YIELD ON EARNING ASSETS INCREASED BY 1.33% FROM 7.36% IN THE SECOND QUARTER OF 1994 TO 8.69% IN 1995 AND BY 1.48% FROM 7.22% FOR THE SIX MONTHS ENDING JUNE 30, 1994 TO 8.70% FOR THE SAME PERIOD OF 1995. THE AVERAGE INTEREST RATE PAID ON INTEREST BEARING LIABILITIES INCREASED BY .72% FROM 3.20% IN THE SECOND QUARTER OF 1994 TO 3.92% IN 1995 AND BY .74% FROM 3.11% FOR THE SIX MONTHS ENDING JUNE 30, 1994 TO 3.85% FOR THE SAME PERIODS OF 1995. THIS WAS PARTLY OFFSET BY CONTINUED DECLINE IN AVERAGE OUTSTANDING LOANS AND OTHER EARNING ASSETS AS THE COMPANY FOCUSED ON MONITORING THE PERFORMANCE OF THE OUTSTANDING LOANS, IDENTIFYING POTENTIAL PROBLEMS AND COLLECTING IDENTIFIED PROBLEM LOANS AND REAL ESTATE OWNED. AT THE SAME TIME, THE COMPANY HAS MAINTAINED ITS REFINED LOAN UNDERWRITING AND APPROVAL PROCESS, SEEKING HIGHER QUALITY CREDITS WHICH REDUCED THE VOLUME OF LOANS MEETING THE TIGHTENED CRITERIA.

THE FOLLOWING TABLE SHOWS THE AVERAGE BALANCES OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES AND INTEREST EARNED AND PAID ON THOSE BALANCES.

                                         THREE MONTHS ENDED

                               JUNE 30, 1995             JUNE 30, 1994
                               -------------             -------------

                         AVERAGE          INTEREST  AVERAGE          INTEREST
ASSETS                   BALANCE INTEREST   RATE    BALANCE INTEREST   RATE
                         ------- -------- --------  ------- -------- --------
SECURITIES                52,717    730     5.55     82,382   1,027     5.00
FED FUNDS                 23,178    341     5.91     15,356     143     3.74
LOANS                    200,359  4,914     9.84    201,687   4,324     8.60
                         -------  -----    -----    -------  ------     ----
 TOTAL                   276,254  5,985     8.69    299,425   5,494     7.36
                         -------  -----    -----    -------  ------     ----

LIABILITIES

SAVINGS                  119,744    850     2.85    119,809     756     2.53
TIME                      60,519    885     5.86     77,864     770     3.97
OTHER                      2,351     52     8.88      2,463      53     8.63
                         -------  -----     ----    -------   -----     ----
 TOTAL                   182,614  1,787     3.92    200,136   1,579     3.20
                         -------- -----     ----    -------   -----     ----

NET INTEREST
 INCOME                           4,198                       3,915
YIELD ON EARNING
 ASSETS                                      6.10                       5.24



                                         SIX MONTHS ENDED

                              JUNE 30, 1995                 JUNE 30, 1994
                      ----------------------------     -------------------------
                      AVERAGE             INTEREST     AVERAGE          INTEREST
ASSETS                BALANCE   INTEREST    RATE       BALANCE INTEREST   RATE
                      --------  --------  --------     ------- -------- --------
SECURITIES            56,992    1,539        5.45      73,014  1,759     4.86
FED FUNDS             14,359      419        5.89      16,343    263     3.23
LOANS                201,218    9,804        9.83     206,032  8,547     8.37
                     -------    -----        ----     ------- ------     ----
 TOTAL               272,569   11,762        8.70     295,389 10,569     7.22
                     -------   ------        ----     ------- ------     ----
LIABILITIES

SAVINGS              119,882    1,692        2.85     119,423  1,470     2.48
TIME                  59,072    1,669        5.70      78,676  1,511     3.87
OTHER                  2,600      102        7.95       2,407    110     9.25
                     -------    -----        ----     -------  -----     ----
 TOTAL               181,554    3,463        3.85     200,506  3,091     3.11
                     -------    -----        ----     -------  -----     ----

NET INTEREST
  INCOME                        8,299                          7,478
YIELD ON EARNING
  ASSETS                                     6.14                        5.11


OTHER INCOME AND OTHER EXPENSES -  NON-INTEREST INCOME INCREASED SLIGHTLY BY
-------------------------------
$17,000 TO $530,000 IN THE SECOND QUARTER OF 1995 FROM $513,000 IN THE SECOND QUARTER OF 1994. FOR THE SIX MONTHS ENDING JUNE 30, 1995, THE NON-INTEREST INCOME DECREASED BY $93,000 TO $939,000 COMPARED TO $1,032,000 FOR THE SAME PERIOD A YEAR AGO. THE DECLINE WAS LARGELY IN TWO CATEGORIES:

1. ESCROW FEES DECREASED BY $100,000 FROM $186,000 FOR THE SIX MONTHS OF 1994 TO $86,000 IN 1995. THE DECLINE WAS DUE TO CONTINUED SLOW ESCROW ACTIVITY AND REORGANIZING THE ESCROW DIVISION.

2. DURING FIRST QUARTER OF 1995 THE COMPANY SOLD SOME SECURITIES IN THE AMOUNT OF APPROXIMATELY $21,000,000 AT A LOSS OF $72,000. THESE SECURITIES WERE ORIGINALLY PURCHASED WITH VERY SHORT MATURITIES TO MEET A PROJECTED CASH OUTFLOW DURING THE FIRST QUARTER OF 1995.

NON-INTEREST EXPENSE INCREASED BY $789,000 FROM $3,599,000 IN THE SECOND QUARTER OF 1994 TO $4,388,000 IN 1995. FOR THE SIX MONTHS ENDING JUNE 30, 1995 THE EXPENSE INCREASED BY $996,000 FROM $6,954,000 IN 1994 TO $7,950,000 IN 1995.
FOLLOWING IS A SUMMARY OF INCREASE IN VARIOUS CATEGORIES OF NON-INTEREST EXPENSE FOR THE SECOND QUARTER OF 1995 AND SIX MONTH ENDING JUNE 30, 1995 COMPARED TO THE SAME PERIODS OF 1994.


                                SIX MONTHS    THREE MONTHS

SALARIES & BENEFITS               $334,000        $256,000
OCCUPANCY, FURNITURE & EQ.          61,000          19,000
DATE PROCESSING                     (5,000)          2,000
SUPPLIES                            42,000          11,000
LEGAL FEES                         183,000         220,000
REGULATORY ASSESSMENTS             (81,000)        (58,000)
LOSSES (GAIN) ON OREO              273,000         207,000
OTHER                              189,000         132,000
                                  --------        --------
TOTAL                             $996,000        $789,000


THE MAJOR INCREASES WERE IN THE CATEGORIES OF SALARIES AND BENEFITS WHICH WAS DUE TO ADDITION TO THE STAFF TO MEET THE PROJECTED FUTURE GROWTH, AND LEGAL FEES AND LOSSES ON OREO WHICH CONTINUES TO REMAIN HIGH AS THE BANK CONTINUES TO RESOLVE PROBLEM LOANS AND DISPOSE OF FORECLOSURE PROPERTIES.


ACCOUNTING PRONOUNCEMENTS
-------------------------


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


CAPITAL RESOURCES
-----------------


IT IS THE COMPANY'S POLICY TO ALWAYS MAINTAIN ADEQUATE LIQUIDITY IN CASH, FEDERAL FUNDS AND IN READILY MARKETABLE GOVERNMENT SECURITIES. THE COMPANY'S TOTAL LIQUID ASSETS ON MARCH 31, 1995 WERE: CASH AND DUE FROM BANKS $22,894,000, FEDERAL FUNDS SOLD $30,000,000, AND INVESTMENT SECURITIES FREE OF COLLATERAL $61,669,000; TOTALING $114,563,000 OR 36% OF TOTAL ASSETS. ADDITIONALLY, THE MAJORITY OF THE COMPANY'S LOANS ARE ON A SHORT TERM BASIS, MATURING IN APPROXIMATELY ONE YEAR, WHICH, COMBINED WITH LINES OF CREDIT WITH CORRESPONDENT BANKS, PROVIDES ADDITIONAL LIQUIDITY.

IN DECEMBER 1988, THE COMPANY OBTAINED A $3,000,000 TERM LOAN FROM ANOTHER FINANCIAL INSTITUTION FOR THE PURPOSE OF PROVIDING ADDITIONAL CAPITAL TO THE BANK. THE CREDIT AGREEMENT FOR THIS LOAN WAS AMENDED PURSUANT TO A SECOND AMENDMENT TO THE CREDIT AGREEMENT DATED AUGUST 25, 1994. THE LOAN, AS AMENDED, BEARS INTEREST AT A FLUCTUATING RATE PER ANNUM EQUAL TO .75% IN EXCESS OF THE LENDER'S REFERENCE RATE (9.00% AT MARCH 31, 1995). INTEREST IS PAYABLE MONTHLY ON THE UNPAID PRINCIPAL BALANCE OF THE LOAN. PRINCIPAL IS TO BE REPAID ON JANUARY 1, 1997. THE SECOND AMENDMENT WAIVES ALL FINANCIAL COVENANTS RELATING TO THE TERM LOAN. AT JUNE 30, 1995 AND 1994, $2,351,000 REMAINED OUTSTANDING ON THE LOAN.

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

                                                             AT JUNE 30

                                           1995                                       1994
                         ----------------------------------------   ----------------------------------------
                                                          EXCESS                                      EXCESS
                                  PER            EXCESS   TO                  PER             EXCESS  TO
                         MINIMUM  FORMAL         TO       FORMAL    MINIMUM   FORMAL          TO      FORMAL
                         STATU-   AGREE-         STATU-   AGREE-    STATU-    AGREE-          STATU-  AGREE-
                         TORY     MENT   ACTUAL  TORY     MENT      TORY      MENT    ACTUAL  TORY    MENT
------------------------------------------------------------------------------------------------------------
FOR THE BANK
RISK-BASED CAPITAL:
   TIER 1                4.00%    N/A    10.15%  6.15%     N/A      4.00%      N/A     10.04%  6.04%   N/A

TOTAL RISK-BASED         8.00%   9.00%   11.40%  3.40%    2.40%     8.00%     9.00%    11.29%  3.29%  2.29%

TIER 1 LEVERAGE
  RATIO(1)               4.00%   6.00%    7.18%  3.18%    1.18%     4.00%     6.00%     6.38%  2.38%   .38%

FOR THE COMPANY
RISK-BASED CAPITAL:
  TIER 1                 4.00%    N/A     9.38%  5.38%      N/A     4.00%      N/A      9.29%  5.29%   N/A

TOTAL RISK-BASED         8.00%    N/A    10.62%  2.62%      N/A     8.00%      N/A     10.53%  2.53%   N/A

TIER 1 LEVERAGE
   RATIO                 4.00%    N/A     6.69%  2.69%      N/A     4.00%      N/A      5.94%  1.94%   N/A
_______________

(1) IN SOME CIRCUMSTANCES THIS MINIMUM RATIO MAY BE 3%.

AS OF JUNE 30, 1995 AND 1994, THE BANK AND THE COMPANY WERE IN COMPLIANCE WITH STATUTORY RISK-BASED CAPITAL REQUIREMENTS AND THE BANK WAS IN COMPLIANCE WITH THE MORE STRINGENT CAPITAL REQUIREMENTS IMPOSED BY THE FORMAL AGREEMENT.

                  CALIFORNIA COMMERCIAL BANKSHARES



SIGNATURES:


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                   CALIFORNIA COMMERCIAL BANKSHARES
                             (REGISTRANT)



DATE:  AUGUST 14, 1995              WILLIAM H. JACOBY
      ------------------         ----------------------------
                                    WILLIAM H. JACOBY
                                    PRESIDENT, CEO



DATE:  AUGUST 14, 1995              ABDUL S. MEMON
      -----------------          ----------------------------
                                    ABDUL S. MEMON
                                    CHIEF FINANCIAL OFFICER