Form 10-Q
period 1995-09-30
CALIFORNIA COMMERCIAL BANKSHARES
filed 1995-11-14
CIK 704886

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


------------------------------------------------------------------------------


                                  FORM 10 - Q


    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
  -----                THE SECURITIES EXCHANGE ACT OF 1934.


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                             ------------------

                       COMMISSION FILE NUMBER  2-78788
                                               -------


                       CALIFORNIA COMMERCIAL BANKSHARES
------------------------------------------------------------------------------

           CALIFORNIA                                         95-3819471
------------------------------------------------------------------------------
(STATE OF OTHER JURISDICTION OF                             (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)



                  4100 NEWPORT PLACE, NEWPORT BEACH, CA 92660
------------------------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


REGISTRANT'S TELEPHONE NUMBER  (714) 863-2300
                               --------------


------------------------------------------------------------------------------
             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF
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

APPLICABLE ONLY TO CORPORATE ISSUERS: INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE 2,423,000.
      ----------

                       CALIFORNIA COMMERCIAL BANKSHARES
                                     INDEX




PART 1. FINANCIAL INFORMATION
------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


         CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.


         CONSOLIDATED CONDENSED BALANCE SHEETS SEPTEMBER 30, 1995 AND DECEMBER 31, 1994.


         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SEPTEMBER 30, 1995.




ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                                      NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                                      1995        1994             1995        1994
                                                                     -------------------         -------------------
INTEREST AND FEE INCOME:
 LOANS AND LEASES                                                    15,459       13,428           5,240       4,487
 INVESTMENT SECURITIES                                                2,390        2,894             851       1,135
 FEDERAL FUNDS SOLD                                                     834          412             415         150
                                                                     ------       ------           -----       -----
   TOTAL INTEREST AND FEE INCOME                                     18,683       16,734           6,506       5,772

INTEREST EXPENSE:
 DEPOSITS                                                             5,192        4,498           1,832       1,517
 SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE                            8            6               0           4
 NOTE PAYABLE                                                           146          164              51          56
                                                                     ------       ------           -----       -----
   TOTAL INTEREST EXPENSE                                             5,346        4,668           1,883       1,577

NET INTEREST INCOME                                                  13,337       12,066           4,623       4,195

PROVISION FOR LOAN / LEASE LOSSES                                     1,300        2,665             300       1,045

NET INTEREST INCOME AFTER PROVISION FOR
 LOAN / LEASE LOSSES                                                 12,037        9,401           4,323       3,150

OTHER INCOME:
 ESCROW FEES                                                            177          233              91          47
 SERVICE CHARGES                                                        712          717             236         253
 OTHER INCOME                                                           773          614             324         232
                                                                     ------       ------           -----       -----
   TOTAL OTHER INCOME                                                 1,662        1,564             651         532

OTHER EXPENSES:
 SALARIES AND EMPLOYEE BENEFITS                                       5,413        4,852           1,710       1,483
 OCCUPANCY, FURNITURE AND EQUIPMENT                                   1,517        1,450             486         480
 DATA PROCESSING                                                        195          222              56          78
 SUPPLIES                                                               236          192              68          66
 REGULATORY ASSESSMENTS                                                 553          697              59         201
 LEGAL FEES                                                             759          478             344         167
 LOSSES AND EXPENSES ON OREO                                          1,967          953           1,106         365
 SECURITIES LOSSES                                                       72
 OTHER                                                                1,748        1,481             609         531
                                                                     ------       ------           -----       -----
   TOTAL OTHER EXPENSES                                              12,460       10,325           4,438       3,371

INCOME BEFORE INCOME TAXES                                            1,239          640             536         311

 INCOME TAXES                                                           494          225             214         110

NET INCOME                                                              745          415             322         201

EARNINGS PER COMMON SHARE                                            $ 0.30       $ 0.17           $0.13       $0.08

                       CALIFORNIA COMMERCIAL BANKSHARES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000'S OMITTED)

                                                              SEPTEMBER 30       DECEMBER 31
                                                                  1995               1994
                                                              ------------       -----------
ASSETS
CASH AND DUE FROM BANKS
     NON INTEREST BEARING                                        $ 24,039           $ 21,069
INTEREST BEARING                                                      246
INVESTMENT SECURITIES - AVAILABLE FOR SALE                         70,248             72,075
FEDERAL FUNDS SOLD                                                 27,000              2,000
LOANS, NET OF UNEARNED INTEREST:
COMMERCIAL                                                         78,512             82,600
REAL ESTATE - CONSTRUCTION                                         32,546             29,792
REAL ESTATE - EQUITY LINE                                           7,424              8,691
REAL ESTATE - MORTGAGE                                             66,231             66,102
INSTALLMENT AND OTHER                                              11,694             10,845
LEASE CONTRACTS RECEIVABLE                                          3,248             36,152
                                                                 --------           --------
                                                                  199,655            201,645
LESS: DEFERRED LOAN FEES & COSTS                                     (758)              (782)
                                                                 --------           --------
                                                                  198,897            200,863
LESS: RESERVE FOR LOAN LOSS                                        (4,455)            (5,660)
                                                                 --------           --------
TOTAL LOANS, NET                                                  194,442            195,203
                                                                 --------           --------

REAL ESTATE OWNED                                                   4,906              2,676
BANK PREMISES, FURNITURE & EQUIPMENT                                1,081                988
ACCRUED INTEREST RECEIVABLE                                         2,479              2,846
DEFERRED INCOME TAXES                                               1,400              1,400
PREPAID EXPENSES AND OTHER ASSETS                                   1,662              2,162
                                                                 --------           --------
TOTAL ASSETS                                                     $327,257           $300,665
                                                                 ========           ========
LIABILITIES AND SHAREHOLDERS EQUITY
DEPOSITS:
DEMAND DEPOSIT
     NON INTEREST BEARING                                        $109,087           $ 98,733
     INTEREST BEARING                                              69,178             79,695
SAVINGS DEPOSITS                                                   50,168             40,504
TIME CERTIFICATES $100,000 AND OVER                                38,631             28,896
OTHER TIME DEPOSITS                                                33,704             29,561
                                                                 --------           --------
     TOTAL DEPOSITS                                               300,768            277,389

NOTE PAYABLE                                                        2,351              2,351
INTEREST PAYABLE                                                      203                149
OTHER LIABILITIES                                                   2,178              1,048

SHAREHOLDERS EQUITY:
     CAPITAL STOCK - AUTHORIZED 10,000,000
     SHARES; ISSUED AND OUTSTANDING 2,425,000
     IN 1994 AND 1995                                              10,790             10,782

PAID IN CAPITAL                                                       475                475
RETAINED EARNINGS                                                  10,534              9,789
UNREALIZED GAIN (LOSS) ON INVESTMENT
    SECURITIES AVAILABLE FOR SALE
    (NET OF TAX)                                                     ( 42)            (1,318)
                                                                 --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                         327,257            300,665
                                                                 ========           ========

                       CALIFORNIA COMMERCIAL BANKSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOW
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                                                    1995               1994
                                                                                  -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                            745                415
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                                       351                444
  NET AMORT. OF SECURITY DISCOUNTS AND PREMIUMS                                       654                571
  PROVISION FOR LOAN AND LEASE LOSSES                                               1,300              2,665
  PROVISION FOR LOSSES ON OTHER REAL ESTATE OWNED                                     453                246
  LOSS (GAIN) ON SALE OF INVESTMENT SECURITIES                                         72                 (7)
  LOSS (GAIN) ON SALE OF PROPERTY                                                     (12)               (12)
  WRITEDOWNS AND LOSS ON SALE OF OTHER                                                  -
  REAL ESTATE OWNED                                                                   522                160

  DECREASE (INCREASE) IN ACCRUED INTEREST RECEIVABLE                                  367                171
  DECREASE (INCREASE) IN OTHER ASSETS                                                (186)               719
  NET INCREASE (DECREASE) IN INTEREST AND ACCRUED
  COMPENSATION PAYABLE, AND OTHER LIABILITIES                                       1,182               (610)
                                                                                  -------            -------
TOTAL ADJUSTMENTS                                                                   4,703              4,347
                                                                                  -------            -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           5,448              4,762

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM MATURITY OF INVESTMENT SECURITIES                                   8,190             19,566
  PURCHASE OF INVESTMENT SECURITIES                                               (26,141)           (62,320)
  PROCEEDS FROM SALE OF INVESTMENT SECURITIES                                      21,016             48,965
  NET DECREASE (INCREASE) IN LOANS AND LEASES                                      (7,753)             3,997
  INCREASE / (DECREASE) IN DEFERRED LOAN FEES                                         (24)                33
  INCREASE / (DECREASE) IN UNEARNED LEASE INCOME                                     (108)                24
  RECOVERIES OF LOANS AND LEASES CHARGED OFF                                          388                772
  PURCHASES OF PROPERTY                                                              (458)              (155)
  PROCEEDS FROM SALE OF PROPERTY                                                       26                 16
  PROCEEDS FROM SALE OF OTHER REAL ESTATE OWNED                                     3,753              4,553
  ADDITIONS TO REAL ESTATE OWNED                                                                         (80)
                                                                                  -------            -------
NET CASH USED IN INVESTING ACTIVITIES                                              (1,111)            15,371

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET INCREASE / (DECREASE) IN DEPOSITS                                            23,379            (23,429)
  INCREASE / (DECREASE) IN SECURITIES SOLD UNDER
   AGREEMENTS TO REPURCHASE                                                                            4,994
  PROCEEDS FROM EXERCISE OF COMMON STOCK OPTIONS                                        8                  0
  PAYDOWN ON CAPITAL NOTE                                                                                  0
                                                                                  -------            -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          23,387            (18,435)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   27,724              1,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     23,315             26,781
                                                                                  -------            -------
CASH AND CASH EQUIVALENTS ON SEPTEMBER 30, 1995                                    51,039             28,479
                                                                                  =======            =======

                       CALIFORNIA COMMERCIAL BANKSHARES



NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:
-----------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION


         THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND RULE 10-01 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED DECEMBER 31, 1996.


NOTE 2 - EARNINGS PER SHARE WERE COMPUTED BASED ON THE FOLLOWING WEIGHTED AVERAGE OUTSTANDING SHARES:

         NINE MONTHS ENDED SEPTEMBER 30, 1995..........2,490,000

         NINE MONTHS ENDED SEPTEMBER 30, 1994..........2,423,000

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

THE FOLLOWING CHART SHOWS COMPARATIVE DATA FOR SELECTED ITEMS OF THE FINANCIAL
STATEMENTS:

                      AVERAGES FOR THE THREE MONTHS ENDED

                                                                      PERCENT
                                       SEPTEMBER 30   SEPTEMBER 30    INCREASE/
                                           1995           1994       (DECREASE)
                                       ------------   ------------   ----------
    (IN THOUSANDS)
TOTAL ASSETS:                             $321,415     $325,953        ( 1.39)
INVESTMENT SECURITIES:                      63,581       87,212        (27.10)
FED FUNDS SOLD:                             28,492       12,845        121.81
GROSS LOANS:                               200,388      196,674          1.89
TOTAL DEPOSITS:                            295,578      300,440        ( 1.62)
INTEREST BEARING DEPOSITS                  191,562      188,603          1.57
OTHER INTEREST BEARING
LIABILITIES:                                 2,351        2,795        (15.89)

                      AVERAGES FOR THE NINE MONTHS ENDED

                                                                      PERCENT
                                       SEPTEMBER 30   SEPTEMBER 30    INCREASE/
                                           1995           1994       (DECREASE)
                                       ------------   ------------   ----------
    (IN THOUSANDS)
TOTAL ASSETS:                             $305,391     $322,139        ( 5.20)
INVESTMENT SECURITIES:                      59,210       77,838        (23.93)
FED FUNDS SOLD:                             19,104       15,199         25.69
GROSS LOANS:                               200,938      202,855        (  .95)
TOTAL DEPOSITS:                            279,214      297,023        ( 6.00)
INTEREST BEARING DEPOSITS                  183,195      194,938        ( 6.02)
OTHER INTEREST BEARING
LIABILITIES:                                 2,600        2,534          2.60

THE RELATIVELY SMALL DECREASE IN AVERAGE ASSETS AVERAGE LOANS AND AVERAGE DEPOSITS REFLECTS COMPANY'S CONTINUING EMPHASIS ON IMPROVING ASSET QUALITY AND COLLECTING LOANS. DURING THIS PERIOD THE COMPANY ALSO CONCENTRATED ON REPLACING HIGHER COST TIME DEPOSITS WITH CORE DEMAND AND SAVINGS DEPOSITS.

THE FOLLOWING TABLE SHOWS AVERAGE EARNING ASSETS AND INTEREST BEARING LIABILITIES AND THEIR RELATIVE COST AND YIELD WITHOUT LOAN FEES AND LOAN COSTS.


                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,



                        1995              1994
                      --------          --------           PERCENT
                                                          INCREASE/    YIELD
                         AMT     YLD      AMT      YLD    (DECREASE)   DIFF
                      --------   ----   --------   ----                -----
(IN THOUSANDS)

AVERAGE EARNING
  ASSETS              $292,461   8.48   $296,746   7.51       (1.44)     .97
AVERAGE INTEREST
  BEARING
  LIABILITIES         $193,913   3.85   $191,398   3.27        1.31      .58


                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                        1995              1994
                      --------          --------           PERCENT
                                                          INCREASE/    YIELD
                         AMT     YLD      AMT      YLD    (DECREASE)   DIFF
                      --------   ----   --------   ----                -----
(IN THOUSANDS)

AVERAGE EARNING
  ASSETS              $279,252   8.59   $295,892   7.31       (5.62)    1.28
AVERAGE INTEREST
  BEARING
  LIABILITIES         $185,795   3.83   $197,472   3.16       (5.91)     .67


ACCORDING TO COMPANY POLICY LOANS PAST DUE 90 DAYS OR MORE AS TO INTEREST OR PRINCIPAL PAYMENTS ARE PLACED ON NON-ACCRUAL. LOANS ACCOUNTED FOR ON A NON-ACCRUAL BASIS AMOUNTED TO $7,698,000 ON SEPTEMBER 30, 1995 AS COMPARED TO $15,208,000 ON SEPTEMBER 30, 1994. OTHER REAL ESTATE OWNED TOTALED $4,906,000 ON SEPTEMBER 30, 1995 AS COMPARED TO $4,852,000 ON SEPTEMBER 30, 1994.

THE COMPANY FOLLOWS SFAS 114 WITH RESPECT TO IMPAIRED LOANS WHICH STATES - "A LOAN IS IMPAIRED WHEN, BASED ON CURRENT FINANCIAL INFORMATION AND EVENTS, IT IS PROBABLE THAT A CREDITOR WILL BE UNABLE TO COLLECT ALL AMOUNTS DUE ACCORDING TO THE CONTRACTUAL TERMS OF THE LOAN AGREEMENT...ALL AMOUNTS DUE ACCORDING TO THE CONTRACTUAL TERMS MEANS THAT BOTH THE CONTRACTUAL INTEREST PAYMENTS

AND THE CONTRACTUAL PRINCIPAL PAYMENTS OF A LOAN WILL BE COLLECTED AS SCHEDULED IN THE LOAN AGREEMENT." (SEE ACCOUNTING PRONOUNCEMENTS)

A LOAN IS NOT CONSIDERED IMPAIRED DURING A PERIOD OF DELAY IN PAYMENT IF THE COMPANY EXPECTS TO COLLECT ALL AMOUNTS DUE INCLUDING INTEREST ACCRUED AT THE CONTRACTUAL INTEREST RATE FOR THE PERIOD OF DELAY. SIX MONTHS IS THE MAXIMUM PERIOD OF DELAY ALLOWED BEFORE A LOAN IS CONSIDERED IMPAIRED. AS OF SEPTEMBER 30, 1995 THE AGGREGATE AMOUNT OF IMPAIRED LOANS MEASURED UNDER PRESENT VALUE METHOD AND FAIR VALUE METHODS WERE $5,878,000 AND $4,827,000 RESPECTIVELY.

THE FOLLOWING LOANS ARE EXEMPT FORM SFAS 114 DUE TO THEIR CHARACTERISTICS AS SMALLER BALANCE HOMOGENEOUS LOANS; CREDIT CARD LOANS, LEASES, OVERDRAFT PROTECTION LOANS AND CONSUMER LOANS. RISK IN THESE LOANS IS ACCOUNTED FOR BY APPLYING AN HISTORIC LOSS PERCENTAGE TO THE LOAN POOL.

DIFFERENCE BETWEEN NONACCRUAL AND IMPAIRED LOANS:

NON ACCRUAL LOANS - THESE LOANS ARE ON NON ACCRUAL FOR USUALLY ONE OF TWO REASONS; 1) THE LOAN IS PAST DUE IN INTEREST OR PRINCIPAL PAYMENTS FOR 90 DAYS OR MORE BUT SUFFICIENT COLLATERAL IS HELD TO OFFSET ANY POTENTIAL LOSS, OR 2) FULL PAYMENT OF ALL PRINCIPAL PLUS INTEREST IS DOUBTFUL.

IMPAIRED LOAN - A LOAN CAN BE IMPAIRED ALSO FOR TWO REASONS; 1) A RESTRUCTURE OF THE ORIGINAL NOTE HAS OCCURRED RESULTING IN A REDUCED INTEREST RATE. THEN THE LOAN IS CONSIDERED IMPAIRED DUE TO PRESENT VALUE CALCULATIONS, OR 2) FULL COLLECTION OF ALL PRINCIPAL AND INTEREST AS CURRENTLY SCHEDULED IS NOT EXPECTED.

THE COMPANY'S POLICY WITH RESPECT TO THE RECOGNITION OF INTEREST INCOME FOR IMPAIRED LOANS IS TO RECOGNIZE THE INCOME ON ACCRUAL BASIS FOR ONLY THOSE LOANS THAT ARE NOT AN NONACCRUAL. IF THE LOAN IS ON NONACCRUAL THE INCOME IS GENERALLY NOT RECOGNIZED AS INCOME HOWEVER, APPLIED AS REDUCTION TO THE PRINCIPAL. INCOME MAY BE RECOGNIZED ON A CASH BASIS ON NONACCRUAL ONLY IF THE NET PRINCIPAL BALANCE IS ADEQUATELY COVERED BY COLLATERAL AND HAS SHOWN MINIMUM OF SIX MONTHS PERFORMANCE TO CURRENT PROGRAM.

ACCORDING TO COMPANY POLICY A LOAN THAT IS NOT PERFORMING OR HAS BEEN NON PERFORMING FOR OVER 90 DAYS IS CHARGED OFF UNLESS SUFFICIENT COLLATERAL IS HELD TO OFFSET THE LOSS AMOUNT. IF COLLATERAL IS HELD, THEN APPROPRIATE MEASURES SHOULD BE TAKEN TO OBTAIN POSSESSION OF THE COLLATERAL FOR IMMEDIATE SALE. THIS POLICY APPLIES TO ALL TYPES OF LOANS INCLUDING IMPAIRED LOANS.

THE FOLLOWING TABLE SHOWS THE TOTAL CHARGE OFFS, RECOVERIES AND THE NET RESULT FOR THE THREE MONTHS AND NINE ENDED SEPTEMBER 30, 1995 AND 1994.

             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED


                      SEPTEMBER 30                 SEPTEMBER 30
                      1995    1994                 1995    1994
                     -----   -----                -----   -----

CHARGE OFFS          1,095   2,460                2,893   5,634

RECOVERIES             250     333                  387     772
NET CHARGE OFFS
 (RECOVERIES)          845   2,127                2,506   4,862


FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 THE COMPANY ADDED $300,000 AND $1,300,000 RESPECTIVELY TO ITS RESERVE WHICH COMPARES WITH $1,045,000 AND $2,665,000 FOR THE SAME PERIODS IN 1994. THE RESERVE BALANCE AS OF SEPTEMBER 30, 1995 WAS $4,455,000 WHICH WAS 2.23% OF TOTAL LOANS AND LEASES WHICH COMPARES WITH $5,025,000 AND 2.56%, RESPECTIVELY, ON SEPTEMBER 30, 1994.


                             RESULTS OF OPERATIONS


INTEREST INCOME AND INTEREST EXPENSE
------------------------------------

THE COMPANY'S PRIMARY SOURCE OF REVENUE IS INTEREST INCOME. THE NET YIELD WITHOUT THE LOAN FEES ON INTEREST EARNING ASSETS INCREASED TO 5.93% AND 6.04% FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995 FROM 5.40% AND 5.20% FOR THE SAME PERIODS OF 1994. THE NET INTEREST INCOME WITHOUT THE LOAN FEES INCREASED FROM $4,038,000 AND $11,515,000 FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 1994 TO $4,368,000 AND $12,667,000 FOR THE SAME PERIODS OF 1995. THIS WAS LARGELY DUE TO IMPROVED SPREADS IN INTEREST EARNINGS. THE AVERAGE YIELD ON EARNING ASSETS INCREASED BY .97% FROM 7.51% IN THE THIRD QUARTER OF 1994 TO 8.48% IN 1995 AND BY 1.28% FROM 7.31% FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1994 TO 8.59% FOR THE SAME PERIOD OF 1995. THE AVERAGE INTEREST RATE PAID ON INTEREST BEARING LIABILITIES INCREASED BY .58% FROM 3.27% IN THE SECOND QUARTER OF 1994 TO 3.85% IN 1995 AND BY .67% FROM 3.16% FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1994 TO 3.83% FOR THE SAME PERIODS OF 1995.

THE FOLLOWING TABLE SHOWS THE AVERAGE BALANCES OF INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES AND INTEREST EARNED AND PAID ON THOSE BALANCES.

                              THREE MONTHS ENDED

                                         SEPTEMBER 30, 1995                       SEPTEMBER 30, 1994
                                         ------------------                       ------------------

                                  AVERAGE                INTEREST           AVERAGE                 INTEREST
ASSETS                            BALANCE    INTEREST    RATE               BALANCE     INTEREST    RATE
SECURITIES                         63,581        850      5.31               87,212       1,141     5.19
FED FUNDS                          28,492        415      5.78               12,860         145     4.47
LOANS                             200,388      4,986      9.87              196,674       4,328     8.73
                                  -------     ------      ----              -------      ------     ----

TOTAL                             292,461      6,251      8.48              296,746       5,614     7.51
                                  -------     ------      ----              -------      ------     ----

LIABILITIES

SAVINGS                           124,115        856      2.74              121,189         803     2.63
TIME                               67,448        976      5.74               67,414         713     4.19
OTHER                               2,351         51      8.66                2,795         608      .57
                                  -------     ------      ----              -------      ------     ----

TOTAL                             193,913      1,883      3.85              191,398       1,576     3.27
                                  -------     ------      ----              -------      ------     ----

NET INTEREST
  INCOME                                       4,368                                      4,038
YIELD ON EARNING
  ASSETS                                                  5.93                                      5.40



                              NINE MONTHS ENDED

                                         SEPTEMBER 30, 1995                       SEPTEMBER 30, 1994
                                         ------------------                       ------------------

                                  AVERAGE                INTEREST           AVERAGE                INTEREST
ASSETS                            BALANCE    INTEREST    RATE               BALANCE     INTEREST    RATE
SECURITIES                         59,210      2,390      5.38               77,838       2,899     4.98
FED FUNDS                          19,104        834      5.82               15,199         407     3.58
LOANS                             200,938     14,790      9.80              202,855      12,877     8.49
                                  -------     ------      ----              -------      ------     ----

TOTAL                             279,252     18,014      8.59              295,892      16,183     7.31
                                  -------     ------      ----              -------      ------     ----

LIABILITIES

SAVINGS                           121,316      2,548      2.80              120,029       2,273     2.53
TIME                               61,879      2,645      5.69               74,909       2,224     3.97
OTHER                               2,600        154      7.88                2,534         171     9.01
                                  -------     ------      ----              -------      ------     ----

TOTAL                             185,795      5,346      3.83              197,472       4,668     3.16
                                  -------     ------      ----              -------      ------     ----

NET INTEREST
  INCOME                                      12,667                                     11,515
YIELD ON EARNING
  ASSETS                                                  6.04                                      5.20


OTHER INCOME AND OTHER EXPENSES -  NON-INTEREST INCOME INCREASED BY $119,000 TO
-------------------------------
$651,000 IN THE THIRD QUARTER OF 1995 FROM $532,000 IN THE THIRD QUARTER OF 1994. FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1995, THE NON-INTEREST INCOME INCREASED BY $98,000 TO $1,662,000 COMPARED TO $1,564,000 FOR THE SAME PERIOD A YEAR AGO. THE DECLINE WAS LARGELY IN THE FOLLOWING CATEGORIES:

1. ESCROW FEES DECREASED BY $56,000 FROM $233,000 FOR THE NINE MONTHS OF 1994 TO $177,000 IN 1995. FOR THE THREE MONTHS ENDING SEPTEMBER 30, 1995 THE ESCROW FEE INCOME INCREASED BY $44,000 TO $91,000 IN 1995 FROM $47,000 IN 1994. THE INCREASE IS DUE TO ADDITION TO THE STAFF IN ESCROW DEPARTMENT AND INCREASED MARKETING EFFORTS.

2. DURING FIRST QUARTER OF 1995 THE COMPANY SOLD SOME SECURITIES IN THE AMOUNT OF APPROXIMATELY $21,000,000 AT A LOSS OF $72,000. THESE SECURITIES WERE ORIGINALLY PURCHASED WITH VERY SHORT MATURITIES TO MEET A PROJECTED CASH OUTFLOW DURING THE FIRST QUARTER OF 1995.

3. OTHER INCOME INCREASED BY $92,000 TO $324,000 FOR THE THIRD QUARTER OF 1995 COMPARED TO $232,000 OF 1994 AND BY $159,000 TO $773,000 FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1995 COMPARED TO $614,000 FOR THE SAME PERIOD OF 1994. THE INCOME WAS LARGELY DUE TO RENTAL INCOME ON OTHER REAL ESTATE OWNED WHICH AMOUNTED TO $60,000 FOR THE THIRD QUARTER AND $122,000 FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1995. THE RENTAL INCOME FOR THE SAME PERIODS OF 1994 WAS $15,000 AND $32,000 RESPECTIVELY.

NON-INTEREST EXPENSE INCREASED BY $1,067,000 FROM $3,371,000 IN THE THIRD QUARTER OF 1994 TO $4,438,000 IN 1995. FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1995 THE EXPENSE INCREASED BY $2,135,000 FROM $10,325,000 IN 1994 TO $12,460,000
IN 1995. FOLLOWING IS A SUMMARY OF INCREASE IN VARIOUS CATEGORIES OF NON-INTEREST EXPENSE FOR THE THIRD QUARTER OF 1995 AND NINE MONTH ENDING SEPTEMBER 30, 1995 COMPARED TO THE SAME PERIODS OF 1994.



                                NINE MONTHS    THREE MONTHS

SALARIES & BENEFITS              $  561,000      $  227,000
OCCUPANCY, FURNITURE & EQ.           65,000           4,000
DATE PROCESSING                     (28,000)        (22,000)
SUPPLIES                             44,000           2,000
LEGAL FEES                          281,000          98,000
REGULATORY ASSESSMENTS             (144,000)        (63,000)
LOSSES (GAIN) ON OREO             1,009,000         736,000
OTHER                               347,000          85,000
                                 ----------      ----------
TOTAL                            $2,135,000      $1,067,000

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


CAPITAL RESOURCES
-----------------

IT IS THE COMPANY'S POLICY TO ALWAYS MAINTAIN ADEQUATE LIQUIDITY IN CASH, FEDERAL FUNDS AND IN READILY MARKETABLE GOVERNMENT SECURITIES. THE COMPANY'S TOTAL LIQUID ASSETS ON SEPTEMBER 30, 1995 WERE: CASH AND DUE FROM BANKS $24,039,000, FEDERAL FUNDS SOLD $27,000,000, AND INVESTMENT SECURITIES FREE OF COLLATERAL $70,313,000; TOTALING $121,352,000 OR 37% OF TOTAL ASSETS. ADDITIONALLY, THE MAJORITY OF THE COMPANY'S LOANS ARE ON A SHORT TERM BASIS, MATURING IN APPROXIMATELY ONE YEAR, WHICH, COMBINED WITH LINES OF CREDIT WITH CORRESPONDENT BANKS, PROVIDES ADDITIONAL LIQUIDITY.

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


                                                                   AT SEPTEMBER 30,

                                                 1995                                          1994
                             --------------------------------------------    ---------------------------------------------
                                                                   EXCESS                                           EXCESS
                                       PER               EXCESS    TO                  PER                 EXCESS   TO
                             MINIMUM   FORMAL            TO        FORMAL    MINIMUM   FORMAL              TO       FORMAL
                             STATU-    AGREE-            STATU-    AGREE-    STATU-    AGREE-              STATU-   AGREE-
                             TORY      MENT     ACTUAL   TORY      MENT      TORY      MENT     ACTUAL     TORY     MENT
---------------------------------------------------------------------------------------------------------------------------
FOR THE BANK
RISK-BASED CAPITAL:
 TIER 1                      4.00%     N/A      10.29%    6.29%     N/A      4.00%      N/A     10.38%     6.38%    N/A

TOTAL RISK-BASED             8.00%     9.00%    11.54%    3.54%     2.54%    8.00%      9.00%   11.63%     3.63%    2.63%

TIER 1 LEVERAGE
  RATIO(1)                   4.00%     6.00%     7.15%    3.15%     1.15%    4.00%      6.00%    7.21%     3.21%    1.21%

FOR THE COMPANY
RISK-BASED CAPITAL:
  TIER 1                     4.00%     N/A       9.51%    5.51%     N/A      4.00%      N/A      9.62%     5.62%    N/A

TOTAL RISK-BASED             8.00%     N/A      10.75%    2.75%     N/A      8.00%      N/A     10.86%     2.86%    N/A

TIER 1 LEVERAGE
 RATIO                       4.00%     N/A       6.66%    2.66%     N/A      4.00%      N/A      6.73%     2.73%    N/A

_______________

(1) IN SOME CIRCUMSTANCES THIS MINIMUM RATIO MAY BE 3%.

AS OF SEPTEMBER 30, 1995 AND 1994, THE BANK AND THE COMPANY WERE IN COMPLIANCE WITH STATUTORY RISK-BASED CAPITAL REQUIREMENTS AND THE BANK WAS IN COMPLIANCE WITH THE MORE STRINGENT CAPITAL REQUIREMENTS IMPOSED BY THE FORMAL AGREEMENT.

                       CALIFORNIA COMMERCIAL BANKSHARES


SIGNATURES:


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                       CALIFORNIA COMMERCIAL BANKSHARES
                                 (REGISTRANT)



DATE:  NOVEMBER 10, 1995                    /s/ WILLIAM H. JACOBY
       --------------------                 ----------------------------
                                            WILLIAM H. JACOBY
                                            PRESIDENT



DATE:  NOVEMBER 10, 1995                    /s/ ABDUL S. MEMON
      --------------------                  ----------------------------
                                            ABDUL S. MEMON
                                            CHIEF FINANCIAL OFFICER