Form 10-Q/A
period 1995-09-30
CALIFORNIA COMMERCIAL BANKSHARES
filed 1995-12-28
CIK 704886

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

  __________________________________________________________________________

                                 FORM 10 - Q A

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF
  -----
                     THE SECURITIES EXCHANGE ACT OF 1934.


              For the quarterly period ended   September 30, 1995
                                             ----------------------

                       Commission File Number   2-78788
                                              -----------


                       CALIFORNIA COMMERCIAL BANKSHARES
------------------------------------------------------------------------------

               CALIFORNIA                          95-3819471
------------------------------------------------------------------------------
       (State of Other jurisdiction Of        (IRS Employer
        incorporation or organization)         Identification Number)


                  4100 NEWPORT PLACE, NEWPORT BEACH, CA 92660
------------------------------------------------------------------------------
                   (Address of principal executive offices)


Registrant's telephone number    (714) 863-2300
                              ------------------------------------------------

------------------------------------------------------------------------------
             Former name, former address and former fiscal year if
                           changed from last report


Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 Of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No __________
                                        ---------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date   2,425,000  .
     -------------

                       CALIFORNIA COMMERCIAL BANKSHARES
                                     INDEX





PART 1. FINANCIAL INFORMATION
-----------------------------------------------------------------


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


         Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994.


         Notes to Consolidated Financial Statements,
         September 30, 1995.




ITEM 2.  Management Discussion and Analysis of the Financial
         Condition and Results of Operations.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000'S OMITTED)
                                  (UNAUDITED)



                                                     Nine Months ended       Three months ended
                                                        September 30            September 30
                                                       1995     1994            1995   1994
                                                     -----------------       ------------------
INTEREST AND FEE INCOME:
  Loans and Leases                                   $15,150   $13,428       $ 4,931   $ 4,487
  Investment Securities                                2,390     2,894           851     1,135
  Federal Funds Sold                                     834       412           415       150
                                                     -------   -------       -------   -------
    Total Interest and Fee Income                     18,374    16,734         6,197     5,772

INTEREST EXPENSE:
  Deposits                                             5,192     4,498         1,832     1,517
  Securities Sold Under Agreement
    to Repurchase                                          8         6             0         4
  Note Payable                                           146       164            51        56
                                                     -------   -------       -------   -------
     Total Interest Expense                            5,346     4,668         1,883     1,577

NET INTEREST INCOME                                   13,028    12,066         4,314     4,195

PROVISION FOR LOAN / LEASE LOSSES                      4,274     2,665         3,274     1,045

NET INTEREST INCOME AFTER
 PROVISION
  FOR LOAN / LEASE LOSSES                              8,754     9,401         1,040     3,150

OTHER INCOME:
  Escrow Fees                                            177       233            91        47
  Service Charges                                        712       717           236       253
  Other Income                                           773       614           324       232
                                                     -------   -------       -------   -------
     Total Other Income                                1,662     1,564           651       532

OTHER EXPENSES:
  Salaries and Employee Benefits                       5,413     4,852         1,710     1,483
  Occupancy, Furniture and Equipment                   1,517     1,450           486       480
  Data Processing                                        195       222            56        78
  Supplies                                               236       192            68        66
  Regulatory Assessments                                 553       697            59       201
  Legal Fees                                             759       478           344       167
  Losses and Expenses on OREO                          1,967       953         1,106       365
  Securities Losses                                       72
  LOSS ON LOANS Available for Sale                       756                     756
  Other                                                1,748     1,481           609       531
                                                     -------   -------       -------   -------
     Total Other Expenses                             13,216    10,325         5,194     3,371

INCOME BEFORE INCOME TAXES                            (2,800)      640        (3,503)      311

INCOME TAXES                                          (1,120)      225        (1,400)      110

NET INCOME                                           $(1,680)  $   415       $(2,103)    $ 201

EARNINGS PER COMMON SHARE                            $ (0.67)  $  0.17       $ (0.83)    $0.08

                   CALIFORNIA COMMERCIAL BANKSHARES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (000'S OMITTED)
                            ASSETS

                                                          SEPTEMBER 30      DECEMBER 31
                                                              1995             1994
                                                          ------------      -----------
Cash and Due From Banks
     Non Interest Bearing                                    $ 24,039        $ 21,069
Interest Bearing                                                                  246
Investment Securities - Available for sale                     70,248          72,075
Federal Funds Sold                                             27,000           2,000
Loans, net of unearned interest:
Commercial                                                     72,778          82,600
Real Estate - Construction                                     31,592          29,792
Real Estate - Equity Line                                       7,424           8,691
Real Estate - Mortgage                                         59,054          66,102
Installment And Other                                          11,694          10,845
Lease Contracts Receivable                                      3,248           3,615
                                                             --------        --------
                                                              185,790         201,645
Less: Deferred Loan Fees & Costs                                 (758)           (782)
                                                             --------        --------
                                                              185,032         200,863
Less: Reserve for Loan Loss                                    (4,413)         (5,660)
                                                             --------        --------
Total Loans, net                                              180,619         195,203
                                                             --------        --------

Loans Available for Sale                                       10,093
Real Estate Owned                                               4,906           2,676
Bank Premises, Furniture & Equipment                            1,081             988
Accrued Interest Receivable                                     2,170           2,846
Deferred Income Taxes                                           1,400           1,400
Prepaid Expenses and Other Assets                               3,276           2,162
                                                             --------        --------
Total Assets                                                 $324,832        $300,665
                                                             ========        ========

                   LIABILITIES AND SHAREHOLDERS EQUITY

Deposits:
Demand Deposit
     Non Interest Bearing                                    $109,087        $ 98,733
     Interest Bearing                                          69,178          79,695
Savings Deposits                                               50,168          40,504
Time Certificates $100,000 and over                            38,631          28,896
Other Time Deposits                                            33,704          29,561
                                                             --------        --------
     Total Deposits                                           300,768         277,389

Note Payable                                                    2,351           2,351
Interest Payable                                                  203             149
Other Liabilities                                               2,178           1,048

Shareholders Equity:
     Capital Stock - Authorized 10,000,000
     shares; Issued and outstanding 2,425,000
     in 1994 and 1995                                          10,790          10,782

Paid in Capital                                                   475             475
Retained Earnings                                               8,109           9,789
Unrealized Gain (Loss) on investment
    securities available for sale
    (net of tax)                                                 ( 42)         (1,318)
                                                             --------        --------
Total Liabilities and Shareholders Equity                    $324,832        $300,665
                                                             ========        ========

                       CALIFORNIA COMMERCIAL BANKSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOW
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                (000's Omitted)
                                  (Unaudited)

                                                              1995       1994
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   (1,680)       415
Adjustments to reconcile Net Income to Net
 Cash Provided by Operating Activities:
Depreciation and Amortization                                   351        444
Net Amort. of Security Discounts and Premiums                   654        571
Provision for Loan and Lease Losses                           4,274      2,665
Provision for Losses on Other Real Estate Owned                 453        246
Loss (Gain) on Sale of Investment Securities                     72         (7)
Loss (Gain) on Sale of Property                                 (12)       (12)
Writedowns and Loss on Sale of Other
 Real Estate Owned                                              522        160
Loss on loans Available for Sale                                756
Decrease (Increase) in Accrued Interest Receivable              676        171
Decrease (Increase) in Other Assets                          (1,800)       719
Net Increase (Decrease) in Interest and Accrued
Compensation Payable, and Other Liabilities                   1,182       (610)
                                                            --------   --------

Total Adjustments                                             7,128      4,347
                                                            --------   --------
Net Cash Provided by Operating Activities                     5,448      4,762

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Maturity of Investment Securities               8,190     19,566
Purchase of Investment Securities                           (26,141)   (62,320)
Proceeds from Sale of Investment Securities                  21,016     48,965
Net Decrease (Increase) in Loans and Leases                  (7,753)     3,997
Increase / (Decrease) in Deferred Loan Fees                     (24)        33
Increase / (Decrease) in Unearned Lease Income                 (108)        24
Recoveries of Loans and Leases Charged Off                      388        772
Purchases of Property                                          (458)      (155)
Proceeds from Sale of Property                                   26         16
Proceeds from Sale of Other Real Estate Owned                 3,753      4,553
Additions to Real Estate Owned                                             (80)
                                                            --------   --------
Net Cash Used in Investing Activities                        (1,111)    15,371

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase / (Decrease) in Deposits                        23,379    (23,429)
Increase / (Decrease) in Securities Sold Under
 Agreements to Repurchase                                                4,994
Proceeds from Exercise of Common Stock Options                    8          0
Paydown on Capital Note                                                      0
                                                            --------   --------
Net Cash Provided by Financing Activities                    23,387    (18,435)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             27,724      1,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               23,315     26,781
                                                            --------   --------
CASH AND CASH EQUIVALENTS ON SEPTEMBER 30, 1995              51,039     28,479
                                                            ========   ========

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

The following chart shows comparative data for selected items of the financial statements:

              Averages for the three months ended
                                                        Percent
                             September 30 September 30  Increase/
                                1995         1994      (Decrease)
                                ----         ----      ----------

   (in thousands)
Total Assets:                 $321,415      $325,953      ( 1.39)
Investment securities:          63,581        87,212      (27.10)
Fed funds sold:                 28,492        12,845      121.81
Gross loans:                   200,388       196,674        1.89
Total deposits:                295,578       300,440      ( 1.62)
Interest bearing deposits      191,562       188,603        1.57
Other interest bearing
liabilities:                     2,351         2,795      (15.89)

              Averages for the nine months ended
                                                        Percent
                             September 30 September 30  Increase/
                                1995         1994      (Decrease)
                                ----         ----      ----------

   (in thousands)
Total Assets:                 $305,391      $322,139      ( 5.20)
Investment securities:          59,210        77,838      (23.93)
Fed funds sold:                 19,104        15,199       25.69
Gross loans:                   200,938       202,855      (  .95)
Total deposits:                279,214       297,023      ( 6.00)
Interest bearing deposits      183,195       194,938      ( 6.02)
Other interest bearing
liabilities:                     2,600         2,534        2.60

The relatively small decrease in average assets average loans and average deposits reflects Company's continuing emphasis on improving asset quality and collecting loans. During this period the Company also concentrated on replacing higher cost time deposits with core demand and savings deposits.

The decrease in investment securities and increase in fed fund sold represents diverting short term matured securities into the fed funds to maximize yield and maintain adequate liquidity.

The following table shows average earning assets and interest bearing liabilities and their relative cost and yield without loan fees and loan costs.

                       For the three months ended September 30,

                    1995              1994               Percent
                    ----              ----
                                                         Increase/
                                                        (Decrease)   Yield
                    Amt        Yld    Amt        Yld                 Diff
                    ---        ---    ---        ---                 ----
 (in thousands)
Average Earning
  Assets            $292,461   8.06   $296,746   7.51    (1.44)       .55
Average interest
  bearing
  liabilities       $193,913   3.85   $191,398   3.27     1.31        .58

                        For the nine months ended September 30,

                    1995              1994               Percent
                    ----              ----
                                                         Increase/
                                                        (Decrease)   Yield
                    Amt        Yld    Amt        Yld                 Diff
                    ---        ---    ---        ---                 ----
 (in thousands)
Average Earning
  Assets            $279,252   8.48   $295,892   7.31    (5.62)      1.17
Average interest
  bearing
  liabilities       $185,795   3.85   $197,472   3.16    (5.91)       .69

According to Company policy loans past due 90 days or more as to interest or principal payments are placed on non-accrual. Loans accounted for on a non-accrual basis amounted to $16,703,000 on September 30, 1995 as compared to $15,208,000 on September 30, 1994. Other real estate owned totaled $4,906,000 on September 30, 1995 as compared to $4,852,000 on September 30, 1994.

The Company follows SFAS 114 with respect to impaired loans which states - "A loan is impaired when, based on current financial information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement...All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement." (See Accounting Pronouncements)

A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Six months is the maximum period of delay allowed before a loan is considered impaired. As of September 30, 1995 the aggregate amount of impaired loans measured under present value method and fair value methods were $19,263,000 and $14,959,000 respectively.

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

The Company's policy with respect to the recognition of interest income for impaired loans is to recognize the income on accrual basis for only those loans that are not on nonaccrual. If the loan is on nonaccrual the income is generally not recognized as income however, applied as reduction to the principal. Income may be recognized on a cash basis on nonaccrual only if the net principal balance is adequately covered by collateral and has shown minimum of six months performance to current program.

According to Company policy a loan that is not performing or has been non performing for over 90 days is charged off unless sufficient collateral is held to offset the loss amount. If collateral is held, then appropriate measures should be taken to obtain possession of the collateral for immediate sale. This policy applies to all types of loans including impaired loans.

The following table shows the total charge offs, recoveries and the net result for the three months and nine ended September 30, 1995 and 1994.

                For the three months ended    For the nine months ended

                       September 30                 September 30

                       1995    1994                 1995    1994
                       ----    ----                 ----    ----
Charge Offs            4,111   2,460                5,909   5,634

Recoveries               250     333                  387     772
Net charge Offs
 (recoveries)          3,861   2,127                5,522   4,862

For the three months and nine months ended September 30, 1995 the Company added $3,274,000 and $4,274,000 respectively to its reserve which compares with $1,045,000 and $2,665,000 for the same periods in 1994. The reserve balance as of September 30, 1995 was $4,413,000 which was 2.38% of total loans and leases which compares with $5,025,000 and 2.56%, respectively, on September 30, 1994.

During the third quarter of 1995 the Company signed an agreement with an outside firm to auction loans in the amount of $13,025,000 and foreclosed properties in the amount of $3,340,000. The auction took place on October 27, 1995 and the Company sold loans and foreclosed properties amounting to $895,000 and $564,000, respectively. Subsequent to the auction, and in accordance with FASB 65 the Company charged off loans in the amount of $3,016,000 and wrote down the carrying value of loans offered at the auction in the amount of $756,000. Additional provision to the loan loss in the amount of $2,974,000 was made to maintain adequate reserve in relation to the total loan portfolio. The Company also placed additional loans on non-accrual status resulting in a $309,000 reduction in net interest income.

                             RESULTS OF OPERATIONS


Interest Income and Interest Expense
------------------------------------

The Company's primary source of revenue is interest income. The net yield without the loan fees on interest earning assets increased to 5.51% and 5.92% for the third quarter and nine months ended September 30, 1995 from 5.40% and 5.20% for the same periods of 1994. The net interest income without the loan fees increased from $4,038,000 and $11,515,000 for the three and nine months ending September 30, 1994 to $4,059,000 and $12,359,000 for the same periods of 1995. This was largely due to improved spreads in interest earnings. The average yield on earning assets increased by .55% from 7.51% in the third quarter of 1994 to 8.06% in 1995 and by 1.17% from 7.31% for the nine months ending September 30, 1994 to 8.48% for the same period of 1995. The average interest rate paid on interest bearing liabilities increased by .58% from 3.27% in the second quarter of 1994 to 3.85% in 1995 and by .69% from 3.16% for the nine months ending September 30, 1994 to 3.85% for the same periods of 1995.

The following table shows the average balances of interest earning assets and interest bearing liabilities and interest earned and paid on those balances.

                      Three months ended

                      September 30, 1995                September 30, 1994
                      ------------------                ------------------

                Average              Interest     Average              Interest
Assets          Balance   Interest   Rate         Balance   Interest   Rate

Securities       63,581     850        5.31        87,212    1,141        5.19
Fed Funds        28,492     415        5.78        12,860      145        4.47
Loans           200,388   4,677        9.26       196,674    4,328        8.73
                -------   -----        ----       -------    -----        ----

TOTAL           292,461   5,942        8.06       296,746    5,614        7.51
                -------   -----        ----       -------    -----        ----
Liabilities

Savings         124,115     856        2.74       121,189      803        2.63
Time             67,448     976        5.74        67,414      713        4.19
Other             2,351      51        8.66         2,795      608         .57
                -------   -----        ----       -------    -----        ----

TOTAL           193,913   1,883        3.85       191,398    1,576        3.27
                -------   -----        ----       -------    -----        ----

Net Interest
  Income                  4,059                              4,038
Yield on Earning
  Assets                               5.51                               5.40

                       Nine months ended

                      September 30, 1995                September 30, 1994
                      ------------------                ------------------

                Average              Interest     Average              Interest
Assets          Balance   Interest   Rate         Balance   Interest   Rate
Securities       59,210    2,390       5.40        77,838    2,899       4.98
Fed Funds        19,104      834       5.84        15,199      407       3.58
Loans           200,938   14,481       9.64       202,855   12,877       8.49
                -------   ------       ----       -------   ------       ----

TOTAL           279,252   17,705       8.48       295,892   16,183       7.31
                -------   ------       ----       -------   ------       ----

Liabilities

Savings         121,316    2,548       2.81       120,029    2,273       2.53
Time             61,879    2,645       5.71        74,909    2,224       3.97
Other             2,600      154       7.91         2,534      171       9.01
                -------   ------       ----       -------   ------       ----

TOTAL           185,795    5,346       3.85       197,472    4,668       3.16
                -------   ------       ----       -------   ------       ----

Net Interest
  Income                  12,359                            11,515
Net Yield on
  Earning Assets                       5.92                              5.20

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

3. Other income increased by $92,000 to $324,000 for the third quarter of 1995 compared to $232,000 of 1994 and by $159,000 to $773,000 for the nine months ending September 30, 1995 compared to $614,000 for the same period of 1994. The income increase was largely due to rental income on other real estate owned which amounted to $60,000 for the third quarter and $122,000 for the nine months ending September 30, 1995. The rental income for the same periods of 1994 was $15,000 and $32,000 respectively.

Non-interest expense increased by $1,067,000 from $3,371,000 in the third quarter of 1994 to $4,438,000 in 1995. For the nine months ending September 30, 1995 the expense increased by $2,891,000 from $10,325,000 in 1994 to $12,460,000 in 1995. Following is a summary of changes in various categories of non-interest expense for the third quarter of 1995 and nine month ending September 30, 1995 compared to the same periods of 1994.

During the third quarter of 1995 and accordance with FASB 65 the Company wrote down the loans that were placed on auction to the lower of cost or market and recognized a loss in the amount of $756,000.

                                    Nine months   Three months
Salaries & Benefits                  $ 561,000     $ 227,000
Occupancy, Furniture & Eq.              65,000         4,000
Date Processing                        (28,000)      (22,000)
Supplies                                44,000         2,000
Legal Fees                             281,000        98,000
Regulatory Assessments                (144,000)      (63,000)
Losses (Gain) on OREO                1,009,000       736,000
Loss on Loans Available
 for Sale                              756,000       756,000
Other                                  347,000        85,000
                                       -------        ------
Total                               $2,891,000    $1,067,000

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

                                                         At September 30,

                                1995                                                      1994
----------------------------------------------------------------   ------------------------------------------------
                                                          Excess                                        Excess
                               Per               Excess   to                 Per               Excess   to
                     Minimum   Formal            to       Formal   Minimum   Formal            to       Formal
                     Statu-    Agree-            Statu-   Agree-   Statu-    Agree-            Statu-   Agree-
                     tory      ment     Actual   tory     ment     tory      ment     Actual   tory     ment
-------------------------------------------------------------------------------------------------------------------
FOR THE BANK
Risk-based Capital:
 Tier 1              4.00%      n/a      9.32%   5.32%     n/a     4.00%       n/a    10.38%   6.38%     n/a

Total Risk-based     8.00%     9.00%    10.57%   2.57%    1.57%    8.00%      9.00%   11.63%   3.63%    2.63%

Tier 1 leverage
  Ratio(1)           4.00%     6.00%     6.45%   2.45%     .45     4.00%      6.00%    7.21%   3.21%    1.21%

FOR THE COMPANY

Risk-based Capital:
  Tier 1             4.00%      n/a      8.55%   4.55%     n/a     4.00%       n/a     9.62%    5.62%    n/a

Total Risk-based     8.00%      n/a      9.79%   1.79%     n/a     8.00%       n/a    10.86%    2.86%    n/a

Tier 1 leverage
 Ratio               4.00%      n/a      5.96%   1.96%     n/a     4.00%       n/a     6.73%    2.73%    n/a

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



                       CALIFORNIA COMMERCIAL BANKSHARES
                                 (Registrant)



Date: December 22, 1995
     --------------------         ----------------------------
                                  William H. Jacoby
                                  President



Date: December 22, 1995
     --------------------         ----------------------------
                                  Abdul S. Memon
                                  Chief Financial Officer