Form 10-K
period 1995-12-31
CALIFORNIA COMMERCIAL BANKSHARES
filed 1996-04-01
CIK 704886

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
    For the fiscal year ended 12/31/95

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.
    For the          transition period        to

                       Commission File number 2-78788

                      CALIFORNIA COMMERCIAL BANKSHARES
                      --------------------------------
            (Exact name of registrant as specified in its charter)


          CALIFORNIA                      95-3748495
(State or other jurisdiction of          (IRS Employer
 incorporation or organization)        identification No.)


 4100 NEWPORT PLACE, NEWPORT BEACH, CALIFORNIA      92660
  (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (714) 863-2300

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

The aggregate market value of voting stock held by non-affiliates of the registrant was $9,410,000 on March 11, 1995, based on the average bid and asked price of $5.50 share as reported on the National Daily Quotation Service "Pink Sheets".

                                   2,944,000
                                   ---------
(Number of shares of Common Stock outstanding as of March 13, 1996)

PART I.

ITEM 1. BUSINESS.

                        BUSINESS OF THE COMPANY

California Commercial Bankshares (the "Company") is a bank holding company, incorporated under the laws of the State of California on June 16, 1982, and is registered under the Bank Holding Company Act of 1956, as amended. The Company's primary purpose is to be a bank holding company for its wholly-owned subsidiary, National Bank of Southern California, a national banking association organized under the laws of the United States (the "Bank"). At December 31, 1995, the Company had total assets of $334 million and total shareholders' equity of $21 million.

On January 10, 1983, the Company purchased 450,000 shares of the Bank's common stock, which constituted all of the issued and outstanding capital stock of the Bank. The Bank's charter was granted by the Comptroller of the Currency (the "Comptroller") on January 10, 1983, and the Bank began operations as a full-service commercial bank on that date.

During 1985, the Company activated another subsidiary, Venture Partners, Inc., a California corporation incorporated on March 11, 1983 ("Venture"), which acts primarily an intermediary for tax deferred exchanges, a service function for the escrow department of the Bank.

The Company has no other subsidiaries or affiliated businesses other than the Bank and Venture. The Company's executive offices are located at 4100
Newport Place, Newport Beach, California 92660. Its telephone number is 714-863-2300.

                            BUSINESS OF THE BANK

The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is a member of the Federal Reserve System. In addition to its headquarters office in Newport Beach, California, the Bank presently operates four branches located in Santa Ana, El Toro, Orange and Fountain Valley, California. At December 31, 1995, the Bank had total assets of $334 million, gross loans and leases of $195 million, total deposits of $309 million and total shareholders' equity of $23 million.

The Bank is engaged in substantially all of the services customarily conducted by community banks in California including checking, savings and time deposit accounts, commercial, interim construction, personal, home improvement, mortgage, automobile and other installment and term loans, leasing, traveler's checks, safe deposit boxes, collection services, night depository facilities, wire transfers and automatic teller machines.

See distribution of assets, liabilities and shareholders' equity, interest rates and interest differential at pages 16, 17 and 18.

LOANS AND LEASES

The aggregate balances of loans and leases, including loans available for sale and excluding deferred fees, outstanding at the indicated dates are shown in the following table according to the type of loan. All loans are domestic loans.


                                                         AT DECEMBER 31:
                                                           $ in 000's

                                          1995         1994         1993         1992         1991
                                          ----         ----         ----         ----         ----
Real Estate:
 Miniperms (Real estate secured
  with 1-5 years maturity)            $ 62,466     $ 66,102     $ 62,799     $ 52,479     $ 47,688
 Equity Lines                            7,039        8,691       10,838       11,191       14,281
 Construction                           24,954       29,792       38,563       56,703       66,996
                                      ------------------------------------------------------------
Total Real Estate                       94,459      104,585      112,200      120,373      128,965
Commercial                              84,271       82,600       86,887      103,576      128,750
Installment and Other                   13,120       10,845       11,290       15,506       20,544
Leases                                   3,064        3,615        3,970        5,590        8,109
                                      ------------------------------------------------------------
Total Loans And Leases                $194,914     $201,645     $214,347     $245,045     $286,368
                                      ------------------------------------------------------------
                                      ------------------------------------------------------------

The declining balance of loans from 1991 through 1995 reflects the Bank's commitment of its financial and human resources to identifying and collecting problem loans and leases and to disposing of other real estate owned obtained through foreclosure.

The Bank concentrates its lending activities in three principal areas:

(1) REAL ESTATE LOANS Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior trust deeds on specific properties and equity lines of credit. The properties collateralizing real estate loans are principally located in the Bank's primary market area of Orange County and contiguous communities. The construction loans are comprised of loans on residential and income producing properties, generally have terms less than two years and typically bear an interest rate that floats with prime. The miniperm loans finance the purchase and/or ownership of income producing properties. Miniperm loans generally are made on a thirty year amortization schedule with a lump sum, balloon payment due in 1-5 years. Equity lines of credit are revolving lines of credit collateralized by junior trust deeds on real properties. They bear a rate of interest that floats with prime and have maturities of five to seven years. The Bank also makes a small number of loans on 1-4 family residential properties and 5 or more unit residential properties. From time to time, the Bank purchases participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval processes as loans made directly by the Bank. During 1995, the Bank purchased $339,000 of participations in real estate loans from other institutions. At December 31, 1995, the Bank had $2,279,000 outstanding in real estate participation loans purchased from other institutions.

(2) COMMERCIAL LOANS are granted to finance operations or for specific purposes, such as to finance the purchase of equipment. Since cash flows from operations are generally the primary source of repayment, the Bank's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Lines of credit are made to businesses or individuals based on the financial strength and integrity of the borrower, are generally collateralized by inventory and accounts receivable, but may be uncollateralized, and generally have a maturity of one year or less. They generally bear an interest rate that floats with prime.

Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short term debt originally used to purchase fixed assets or, in rare cases, to finance purchases of businesses. Commercial term loans generally have a term of from one to five years. Commercial term loans may be collateralized by the asset being acquired or other available assets.

(3) CONSUMER LOANS include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Bank also makes leases on new and used automobiles. These leases may be closed-end or commercial leases, have a term of one to five years and bear interest at a fixed rate.

The following tables show the amount of loans of the Bank outstanding as of December 31, 1995 which, based on remaining scheduled repayments of principal,
(1) are due in the period indicated and (2) for the amounts due after one year, are fixed rate or floating rate.

                                  MATURING IN  MATURING IN   MATURING AFTER
                                     1996       1997-2000         2000          TOTAL
                                                       $ IN 000'S
                                                       ----------
Commercial and other                $61,926       $37,230        $ 9,415      $108,571
Real Estate and Construction         33,971        32,456         19,916        86,343
                                  ----------------------------------------------------
  TOTAL                             $95,897       $69,686        $29,331      $194,914
                                  ----------------------------------------------------
                                  ----------------------------------------------------


  $ IN 000'S                                     INTEREST SENSITIVITY
                                             ----------------------------
                                             FIXED RATE     VARIABLE RATE
Due After One But Within Five Years           $25,498          $44,188
Due After Five Years                           14,281           15,050
                                             ----------------------------
  TOTAL                                       $39,779          $59,238
                                             ----------------------------
                                             ----------------------------

The prime rate with which the interest rate floats may be the prime rate of a specific money center bank, the prime rate posted in the Wall Street Journal or the Bank's own posted prime rate. The Bank's prime rate is set by Bank management. The Bank's prime rate at December 31, 1995 was 9.50%.

The following table shows the concentration of loans by categories.

    $ IN 000'S                                  DECEMBER 31,
                                        1995                   1994
                                BALANCE   PERCENTAGE    BALANCE    PERCENTAGE
                                -------   ----------    -------    ----------
Real Estate Loans:
Mortgage                        $62,466     32.05%      $66,102      32.78%
Equity Lines                      7,039      3.61%        8,691       4.31%
Construction                     24,954     12.80%       29,792      14.78%
                                ---------------------------------------------
TOTAL REAL ESTATE LOANS         $94,459     48.46%     $104,585      51.87%

Commercial Loans                 84,271     43.24%       82,600      40.96%
Installment and Other            13,120      6.73%       10,845       5.38%
Leases                            3,064      1.57%        3,615       1.79%
                                ---------------------------------------------
TOTAL LOANS & LEASES           $194,914    100.00%     $201,645     100.00%
Less: Deferred Loan
 Origination Fees                  (702)                   (782)
Less: Allowance for Loan
 and Lease Losses                (6,542)                 (5,660)
                                ---------------------------------------------
NET LOANS & LEASES             $187,670                $195,203
                                ---------------------------------------------
                                ---------------------------------------------


There are no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

CLASSIFIED ASSETS AND NONPERFORMING ASSETS. The Company maintains an internal loan review program. All loans are categorized into one of the five following groups: Pass loans: loans that contain strong credit quality and ability to repay. Special mention loans: loans that have an identified weakness which requires correction to protect the Bank (not considered a classified loan). Substandard loans: loans that exhibit some weakness and require immediate attention to correct the deficiency. Doubtful loans: loans that exhibit a significant weakness and whose full collection is improbable. Loss loans: Loans that are charged off upon identification of being loss loans. The following table shows the amounts of special mention loans, classified loans (substandard or doubtful) and the amount of other real estate owned as of the dates indicated (see ITEM 1. BUSINESS, BUSINESS OF THE BANK, ALLOWANCE FOR LOAN AND LEASE LOSSES FOR A DISCUSSION OF LOANS AND LEASES CHARGED OFF):

$ IN 000'S                                  AT DECEMBER 31,
                                       1995       1994       1993
                                       ----       ----       ----
Special Mention                     $10,458    $12,822    $11,988
                                    -----------------------------
Substandard                          14,704     37,451     39,314
Doubtful                                317      1,505      4,156
                                    -----------------------------
Total Classified Loans               15,021     38,956     43,470
Other Real Estate Owned               2,165      2,676      2,289
                                    -----------------------------
TOTAL SPECIAL MENTION LOANS,
 CLASSIFIED LOANS AND OTHER
 REAL ESTATE OWNED                  $27,644    $54,454    $57,747
                                    -----------------------------

Special mention loans, classified loans and other real estate owned decreased significantly in 1995 as compared to 1994. The balances decreased as a result of the Bank's high staffing levels of personnel dedicated to problem loan identification and workout and the disposal of other real estate owned.

It is generally the Company's policy to discontinue the accrual of interest on a loan when any installment payment of interest or principal is 90 days or more past due, when management otherwise determines the collectibility of the interest or principal on the loan is unlikely or when the loan is deemed to be a potential foreclosure. Accrued but unpaid interest on loans placed on nonaccrual status is generally reversed from income. In certain cases where the value of the collateral is sufficiently in excess of the balance of principal and interest owing, the Bank may continue to accrue interest or may not reverse accrued but unpaid interest from income.

The following table shows the aggregate amount and percentage of the portfolio of delinquent loans and nonaccrual loans as of December 31, 1995:

                                 LOANS DELINQUENT AT DECEMBER 31, 1995
                                 -------------------------------------
    $ IN 000'S                  30-89 DAYS               90 DAYS AND OVER            TOTAL LOANS
    ----------                  ----------               ----------------            -----------
                                       PERCENT OF                 PERCENT OF                 PERCENT OF
                           AMOUNT      PORTFOLIO      AMOUNT      PORTFOLIO      AMOUNT      PORTFOLIO
                           ------      ----------     ------      ----------     ------      -----------
NONACCRUAL LOANS
Real Estate                $7,688        3.93%        $6,111        3.12%       $13,799         7.05%
Commercial                    205         .10%           735         .38%           940          .48%
Installment and Prime
  Equity                      171         .09%           636         .33%            80         7.42%
Leases                          0           0%            27         .01%            27          .01%
                           --------------------------------------------------------------------------
Total Nonaccrual Loans     $8,064        4.12%        $7,509        3.84%       $15,573         7.96%
                           --------------------------------------------------------------------------
                           --------------------------------------------------------------------------

DELINQUENT ACCRUING LOANS
Real Estate                    53         .03%             0           0             53          .03%
Commercial                    584         .30%             0           0            584          .30%
Installment and Prime
 Equity                       606         .31%             0           0            606          .31%
Leases                          0          .0%             0           0              0            0
                           --------------------------------------------------------------------------
Total Accruing Delinquent
  Loans                     1,243         .64%             0           0          1,243          .64%
                           --------------------------------------------------------------------------
Total Delinquent Loans     $9,307        4.76%        $7,509        3.84%       $16,816        8.60%
                           --------------------------------------------------------------------------
                           --------------------------------------------------------------------------


The following table sets forth information regarding the Company's nonperforming assets at December 31, 1995:


$ in 000's
                                                                     SPECIFIC ALLL
PROPERTY DESCRIPTION           LOCATION                BALANCE        ALLOCATION
- --------------------           --------                -------       ------------
NON-ACCRUAL LOANS

Commercial Building            Los Angeles County        $859             0

Apartment Complex              Orange County              968             0

Commercial Building            Orange County            2,576             0

Retail Complex                 Riverside County         1,698             0

Apartment Complex              Riverside County           881             0
Commercial Building &

Finished Lots                  Los Angeles County         880             0

29 Condos Units                Orange County            1,287             0

Medical Center                 Riverside County           410             0

Commercial Building            Orange County              401             0

Commercial Building            Los Angeles County       1,381             0

Auto Service Center            Orange County              843             0

Motel                          Orange County              592             0

Retail Center                  Orange County              824             0

22 Other Loans                 Various                  1,973             0
                                                      ---------------------------
  TOTAL NONACCRUAL                                    $15,573             0

OTHER REAL ESTATE OWNED
Condo                          Orange County               50

Finished Residential Lots      Orange County              184

Commercial Building            Orange County              235

Auto Service Center &          Los Angeles County       1,232
  Car Wash

Vacant Lot                     Orange County               43

Commercial Building            Riverside County            26

Land                           San Mateo County           395
                                                      ---------------------------
  TOTAL OTHER REAL ESTATE OWNED                         2,165
                                                      ---------------------------
TOTAL NONACCRUAL LOANS AND
  OTHER REAL ESTATE OWNED                             $17,738              0
                                                      ---------------------------
                                                      ---------------------------


ALLOWANCE FOR LOAN AND LEASE LOSSES The allowance for loan and lease losses is based on an analysis of the portfolio and reflects an amount which, in management's opinion, is adequate to provide for potential losses after giving consideration to the portfolio, current economic conditions, past loss experience and other pertinent factors. Management and the internal credit review function monitor delinquency reports, new loans, renewals and reports of on-site inspections to identify credits requiring special attention. Annual examinations of the loan portfolio are also performed by an independent, third party credit review professional.

On a quarterly basis, senior management, in conjunction with the board of directors, reviews the adequacy of the allowance for loan and lease losses. Loan officers prepare Special Asset Credit Reports ("SAC reports") for each loan on the special asset report. SAC reports include all pertinent details about the loan, a write-up of current status, steps being taken to correct any problems, a detailed workout plan and recommendations as to classification of the loans as pass, special mention, substandard, doubtful or loss (see ITEM 1. BUSINESS, BUSINESS OF THE BANK, CLASSIFIED ASSETS AND NONPERFORMING ASSETS) and specific allocation of the Allowance for Loan and Lease Losses. Loans classified as loss are charged against the Allowance for Loan and Lease Losses. Specific allowances are established for loans designated by management. Quarterly, the credit review function is responsible for preparing a historical migration analysis of loans as part of the determination of the required balance of the Allowance for Loan and Lease Losses. The migration analysis tracks charged off loans to their original classifications and assigns a risk factor to each loan in the portfolio based upon classifications of such loans as pass, special mention, substandard or doubtful. The amount of the general portion of the allowance is determined by multiplying the aggregate principal balance of loans in each category by the specified percentage. The amount of the required general portion of the allowance is added to the specific allowances previously established to form the total balance of the allowance. The amount of the allowance is based upon management's evaluation of this analysis and other factors, including adequacy of collateral, economic conditions, collateral value trends, nonperforming asset data, delinquencies and other material.

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

                                                     AT DECEMBER 31,
                                                     1995      1994
                                                     ----      ----
Ratio of the Allowance for Loan and Lease
 Losses to Total Loans                               3.36%     2.81%
Ratio of the Allowance for Loan and Lease
 Losses to Nonperforming Loans                      42.01%    38.32%


SUMMARY OF LOAN LOSS EXPERIENCE The following table summarizes loan and lease balances of the Bank at December 31, 1995, 1994, 1993, 1992 and 1991, changes in the allowance for possible loan losses arising from loans charged off, additions to the allowance for loan and lease losses which have been charged to expense and the ratio of net charge-offs during the periods to average loans and leases:


 $ in 000's                                                          December 31,

                                                   1995       1994       1993       1992       1991
                                                   ----       ----       ----       ----       ----
Amount of Gross Loans and Leases
  Outstanding at the End of the Period         $194,914   $201,645   $214,347   $245,045   $286,368
Balance of Allowance for Loan and
  Lease Losses at the Beginning
  of the Period                                  $5,660     $7,221     $6,253     $7,107     $3,705
Loans and Leases Charged Off (1)                 (6,212)    (6,082)    (4,664)    (6,434)    (3,722)
                                                ----------------------------------------------------
Recoveries of Previously Charged
  Off Loans and Leases (1)                          494      1,156        743        805        261
                                                ----------------------------------------------------
Net Loans Charged Off                            (5,718)    (4,926)    (3,921)    (5,629)    (3,461)
Additions to the Allowance Charged
  to Expense                                      6,600      3,365      4,889      4,775      6,863
Balance of the Allowance for Loan
  and Lease Losses at the Ending of
  the Period                                     $6,542     $5,660     $7,221     $6,253     $7,107
                                                ----------------------------------------------------
Ratio of Net Charge-offs During the
  Period to Average Loans Outstanding             2.93%      2.44%      1.74%      2.08%      1.25%
                                                ----------------------------------------------------
                                                ----------------------------------------------------


(1) See the table below for summary of the amounts of loans and leases charged off and recoveries of loans and leases previously charged off.

     $ IN 000'S                                    1995       1994       1993       1992       1991
     ----------                                    ----       ----       ----       ----       ----
Loans and Leases Charged Off:
 Commercial                                      $1,332     $1,150     $2,763     $5,712     $3,463
 Real Estate - Mortgage and
 Construction                                     4,569      4,764      1,274        344        102
 Installment & Other                                300        120        507        252        131
 Leases                                              11         48        120        126         26
                                                 --------------------------------------------------
Total Loans and Leases Charged Off               $6,212     $6,082     $4,664     $6,434     $3,722

Recoveries of Loans and Leases
 Previously Charged off:
 Commercial                                         $35       $593       $669       $795       $255
 Real Estate - Mortgage and
 Construction                                       408        461          0          0          0
 Installment & Other                                 17         50         62          7          4
 Lease                                               34         52         13          3          2
                                                 --------------------------------------------------
Total Recoveries of Loans and Leases               $494     $1,156       $743       $805       $261
                                                 --------------------------------------------------
Net Loans and Leases Charged Off                 $5,718     $4,926     $3,921     $5,629     $3,461
                                                 --------------------------------------------------
                                                 --------------------------------------------------


The allowance for loan and lease losses has been allocated between the following categories of loans and leases according to the amount deemed adequate to provide for the possibility of losses being incurred at the dates indicated:

                                                               At December 31,
                       1995                    1994                    1993                    1992                    1991
                       ----                    ----                    ----                    ----                    ----
                          Ratio of                Ratio of                Ratio of                Ratio of                Ratio of
                        Allowance to            Allowance to            Allowance to            Allowance to            Allowance to
                         Outstanding             Outstanding             Outstanding             Outstanding             Outstanding
$ in 000's    Allowance     Loans     Allowance     Loans     Allowance     Loans     Allowance     Loans     Allowance     Loans
Commercial      $1,838      2.14%       $1,151      1.39%       $2,573      2.96%       $4,256      4.11%       $3,995      3.10%
Real Estate-
 Construction      796      3.27%        2,516      8.45%        3,095      8.03%        1,500      2.65%        1,563      2.33%
Real Estate-
 Mortgage        2,122      3.38%        1,355      2.05%          100       .16%           67       .10%          954      1.54%
Installment        556      2.80%          352      1.90%          281      2.50%          250      1.60%          260      1.27%
Leases              47      1.55%           88      2.43%           85      2.14%          125      2.24%          125      1.54%
Not Allocated    1,183       .60%          198       .10%        1,087                      55                     210
              ---------------------------------------------------------------------------------------------------------------------
TOTAL           $6,542                  $5,660                  $7,221                  $6,253                  $7,107
              ---------------------------------------------------------------------------------------------------------------------
              ---------------------------------------------------------------------------------------------------------------------


In accordance with SFAS 114, as of December 31, 1995, the Company had written down all its nonperforming loans to the current collateral value or had established specific reserves that the management believes, are adequate to cover future exposure.

INVESTMENT PORTFOLIO

The following table sets forth the book value and estimated fair value of investment securities available for sale as of December 31, 1995 and investment securities of the Company as of December 31, 1994 and 1993:


  DESCRIPTION                             1995                    1994                    1993
  -----------                             ----                    ----                    ----
  $ in 000's                     Amortized   Estimated   Amortized   Estimated   Amortized   Estimated
                                      Cost  Fair Value        Cost  Fair Value        Cost  Fair Value
                                 ---------------------------------------------------------------------
U.S. Government securities         $35,314     $35,457     $60,099     $58,778     $59,420     $59,946
U.S. Government agencies or
 insured obligations                23,611      23,656       9,657       9,262      18,052      18,158
State political subdivisions           423         416       1,509       1,274         619         619
Mortgage-backed securities-
 U.S. agencies                       1,047       1,070       1,186       1,132       1,644       1,650
Other securities                     1,697       1,684       1,653       1,629       1,402       1,443
                                 ---------------------------------------------------------------------
Total Securities                   $62,092     $62,283     $74,104     $72,075     $81,137     $81,816
                                 ---------------------------------------------------------------------
                                 ---------------------------------------------------------------------


As of January 1, 1995 the Bank had classified all its Debt Securities as "Available for Sale."

As of December 31, 1995 the Bank had no derivatives.

The following table sets forth the maturities of investment securities of the Company at December 31, 1995 and the weighted average yields of such securities (calculated available for sale on the basis of the cost and effective yields weighted for the scheduled maturity of each security):


 $ IN 000'S                          1996          1997-2001         2002-2006       OVER 2006
                                AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD   AMOUNT   YIELD
                                ------   -----   ------   -----   ------   -----   ------   -----
U. S. government
securities                     $25,226   5.29%  $10,231   5.81%       $0       0       $0       0
U.S. government agencies
or insured obligations           5,000   6.49%   18,657   6.11%        0       0        0       0
State political
subdivisions                         0       0      416   4.88%        0       0        0       0
Other                                0       0        0       0        0       0       66    .55%
                               ------------------------------------------------------------------
Total                          $30,226   5.49%  $29,304   5.99%       $0      0%      $66    .55%
                               ------------------------------------------------------------------
                               ------------------------------------------------------------------


DEPOSITS

The Bank's major source of funds for lending and other investment purposes is deposits. In addition to deposits, the Bank derives funds from principal and interest repayments on loans, maturities and sales of investment securities, and Federal funds sold.

The Bank's deposit strategy has been to emphasize business deposits through its five branch offices and by a network of couriers employed by the Bank. From time to time retail deposits and time certificates of deposits have also been gathered through listings in various national publications.

Business demand deposits earn credits for collected balances against which the Bank charges fees for various products and services used by the customer. In some cases, the Bank pays for data processing fees for business customers with significant balances. The Bank has four business customers each of which maintains demand deposit balances in excess of 1% of total deposits. The balances in these accounts averaged an aggregate of $33 million and $38.7 million during 1995 and 1994, respectively, and totaled an aggregate of $35.7 million and $37.3 million, or 11.6% and 13.4% , respectively, at December 31, 1995 and 1994.

Guidelines by federal regulatory agencies specify that time certificates of deposit may be considered to be brokered if the rate on the deposit exceeds 75 basis points over (i) the average rate paid locally for certificates of deposit of similar maturities or (ii) 120% of the rate for treasury bills and notes of similar maturities. Time certificates of deposit generated through publication of rates in national publications totaled an aggregate of $895,000 at December 31, 1995.

As of December 31, 1995, the Bank had no brokered deposits. Under the prompt corrective action provisions of FDICIA, the Bank must obtain prior approval from the FDIC in order to acquire or roll over brokered time certificates of deposit.

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

The following table shows the average daily amount of deposits and average interest rates paid for the periods indicated:

                                         For the year 1995     For the year 1994    For the year 1993
 $in 000's                                Daily     Average     Daily     Average     Daily     Average
                                         Average   Interest    Average   Interest    Average   Interest
                                         Balance   Rate Paid   Balance   Rate Paid   Balance   Rate Paid
                                        ----------------------------------------------------------------
Demand Deposit                          $100,526              $101,022               $92,270
Money Market and Saving Deposits         121,110     2.82%     120,120     2.58%     120,600     2.84%
Time Deposits Less than $100,000          31,620     5.55%      37,354     4.23%      67,985     4.42%
Time Deposits $100,000 or More            32,632     5.68%      33,941     3.98%      34,888     3.89%
                                        ----------------------------------------------------------------
  TOTAL                                 $285,888              $292,437              $315,743
                                        ----------------------------------------------------------------
                                        ----------------------------------------------------------------

The following table shows the maturities and repricing data of time certificates of deposit of $100,000 or more at December 31, 1995:

                            $ in 000's
FIXED RATE MATURITIES
  3 Months or Less              $9,205
  Over 3 Through 6 Months        3,190
  Over 6 Through 12 Months       3,030
  Over 12 Months                   250
                            ----------
  Total Fixed                   15,675

Variable Rate                   19,043
                            ----------
 Total                         $34,718
                            ----------
                            ----------


                            BORROWING ARRANGEMENTS

In December 1988, the Company obtained a $3,000,000 term loan from another financial institution for the purpose of providing additional capital to the Bank. The Credit Agreement for this loan was amended pursuant to a Second Amendment to the credit agreement dated August 25, 1994. The loan, as amended, bears interest at a fluctuating rate per annum equal to .75% in excess of the lender's reference rate (8.50% at December 31, 1995). Interest was payable monthly on the unpaid principal balance of the loan. Principal was to be repaid on January 1, 1997. At December 31, 1995 and 1994, $2,351,000 remained outstanding on the loan. The Second Amendment was supported by a Support Agreement between a shareholder Director of the Company and the Company whereby the shareholder guaranteed the payment of the loan.

To compensate the shareholder for signing the Support Agreement, the Company signed a Holding Company Support Agreement whereby the Company: (1) paid the shareholder a standby fee of $23,500 in 1994 and 1995, and (2) will issue to the shareholder on or prior to March 31, 1997 warrants to purchase 25,000 shares of common stock of the Company at an exercise price per share equal to 80% of the book value per share of the Company on December 31, 1996.

In March of 1996 the shareholder paid off the outstanding balance of $2,350,000 to the lending financial institution to allow the Company to contribute the maximum amount from the proceeds of the stock offering into the Capital of the Bank. (See Note 17 to Notes to Consolidated Financial Statements) The new note bears an interest rate of 3% over prime rate with interest only payable quarterly for the first year and thereafter $125,000 plus interest payable quarterly. The remaining principal and interest is due on April 1, 1999.

The Bank maintains three lines of credit with outside financial institutions for the purpose of purchasing Federal funds. The lines of credit bear interest at a floating rate and provide for borrowing up to $8,000,000, $5,000,000 and $2,000,000, respectively. At December 31, 1995 and 1994, no amounts were outstanding on these lines of credit.

Under an agreement with the Federal Home Loan Bank, the Bank may obtain an extension of credit of up to 50% of total assets collateralized by real estate loans. At December 31, 1995, the Bank had pledged loans amounting to $4,413,000 and had available credit of $2,207,000 based on 50% of the outstanding balance of pledged loans. No amounts were outstanding on this line of credit at December 31, 1995 and 1994.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The following table shows the components of the Company's liquidity at the dates indicated:

                                              AT DECEMBER 31,

 IN 000'S                                 1995      1994       1993
 --------                                 ----      ----       ----
Cash and Due From Bank                 $28,549   $21,315   $20,781
Federal Funds Sold                      45,000     2,000     6,000
Investment Securities                   62,283    72,075    81,137
                                      ----------------------------
                                       135,832    95,390   107,918
Restricted Balances                    ( 6,444)   (4,029)   (4,714)
                                      ----------------------------
TOTAL LIQUIDITY                       $129,388   $91,361  $103,204
                                      ----------------------------
                                      ----------------------------
Ratio of Liquidity to Total Assets      38.73%    30.39%    31.80%
Reserves Held at the Federal
 Reserve Bank                           $6,720    $8,428    $8,028


The principal sources of asset liquidity are balances due from banks, Federal funds sold and short term investment securities. Secondary sources of liquidity are loan repayments, maturing investments, and loans and investments that can be used as collateral for other borrowings. In addition, in 1995, the Company obtained $3,200,000 from a private placement of its common stock. The majority of the Company's loans are short term and if paid in accordance with their terms, provide continuous additional cash inflow. The following chart shows the distribution of loans by their maturities and ratio to total loans and total assets as of December 31, 1995:

 $in 000's                      Under 1 Year  1-5 Years  Over 5 Years      Total
LOANS AND LEASES                     $95,896    $69,687       $29,331   $194,914
Ratio to Total Loans and Leases       49.20%     35.75%        15.05%    100.00%
Ratio to Total Assets                 28.71%     20.86%         8.78%     58.35%


Liability-based liquidity includes interest bearing and noninterest-bearing deposits, largely from local businesses and professionals, time deposits from financial institutions throughout the United States and obtained through listings in national publications and Federal funds purchased. From time to time the Bank has used brokered deposits as an additional source of funds; however, under conditions of its formal agreement (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, FORMAL AGREEMENT) and regulations issued by the Federal banking agencies (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991, OTHER ITEMS, PASS THROUGH FDIC INSURANCE PROVISIONS), the Bank is currently precluded from accepting or rolling over brokered deposits.

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

Gap analysis measures the difference between financial assets and financial liabilities scheduled and expected to mature or reprice within a specified time period. The gap is positive when repricing and maturing assets exceed repricing and maturing liabilities. The gap is negative when repricing and maturing liabilities exceed repricing and maturing assets. A positive or negative cumulative gap indicates in a general way how the Bank's net interest income should respond to interest rate fluctuations. A positive cumulative gap for a period generally means that rising interest rates would be reflected sooner in financial assets than in financial liabilities, thereby increasing net interest income over that period. A negative cumulative gap for a period would produce an increase in net interest income over that period if interest rates declined.

The following maturity and interest rate sensitivity analysis summarizes the asset and liability balances of the Company at December 31, 1995 on the basis of rate adjustments due to occur within the periods indicated:

                                                 REPRICING OPPORTUNITIES


  $ in 000'S                         3 Months or Less   4 to 12 Months   1 to 5 Years   Over 5 Years     Total
Interest Earning Assets                      $197,160          $37,734        $54,790        $12,322  $302,006
Interest-bearing Liabilities                  159,997           15,568          2,279                  177,844
                                     -------------------------------------------------------------------------
Cumulative Interest Sensitivity Gap           $37,163          $59,329       $111,840       $124,162


Interest earning assets include loans and leases on which the accrual of interest has been discontinued in the amount of $15,573,000.

As of December 31, 1995 the Company had a positive gap of $124,162,000 with a cumulative positive gap of $59,329,000 over one year period. The Board of Directors has established limits on total net interest income exposure for a one year time horizon based on 1% rate change. While the gap analysis is a useful asset/liability management tool, it does not fully assess IRR. Gap analysis does not address the effects of customer options (such as early withdrawal of time deposits, withdrawal of deposits with no stated maturity, and options to prepay loans) and Bank strategies (such as delaying increases in interest rates paid on certain interest-bearing demand and money market deposit accounts) on the Bank's net interest income. In addition, the gap analysis assumes no changes in the spread relationships between market rates on interest-sensitive financial instruments (basis risk), or in yield curve relationships. Therefore, a gap analysis is only one tool with which to analyze IRR, and must be reviewed in conjunction with other asset/liability management reports.

INTEREST RATES AND INTEREST RATE DIFFERENTIAL. The following tables set forth the average amounts outstanding for major categories of interest earning assets, interest bearing liabilities, the average interest rates earned thereon and interest income/expenses for the Bank as of and for the years ended:

                                  DECEMBER 31, 1995             DECEMBER 31, 1994                     VARIANCE
                                  -----------------             -----------------                     --------
                             AVERAGE                        AVERAGE                          AVERAGE
                             ASSET/             AVERAGE     ASSET/              AVERAGE      ASSET/             AVERAGE
                              LIAB    INCOME/    YIELD/      LIAB     INCOME/    YIELD/       LIAB    INCOME/    YIELD
$ IN 000'S                   AMOUNT   EXPENSE   COST (%)    AMOUNT    EXPENSE   COST (%)     AMOUNT   EXPENSE   COST (%)
                           ---------------------------------------------------------------------------------------------
ASSETS
Federal Funds Sold          $22,855    $1,333     5.83%     $13,255      $501     3.78%      $9,600     $832      2.05%
Investment Securities        61,727     3,409     5.52%      76,796     3,873     5.04%     (15,069)    (414)      .48%
Loans and Leases (1)        200,757    19,094     9.51%     202,009    17,599     8.71%      (1,252)   1,495       .80%
Total Int. Earning Assets  $285,339   $23,836     8.35%    $292,060    21,973     7.52%      (6,721)   1,863       .83%
                                                                                            ----------------------------
                                                                                            ----------------------------
Due From Banks (Non-int)     22,289                          23,326
Other Assets                  4,239                           3,743
                           ----------------------------------------
TOTAL ASSETS (2)           $311,867                        $319,129
                           ----------------------------------------
                           ----------------------------------------
LIABILITIES & EQUITY
Savings Deposits           $121,110    $3,412     2.82%    $120,120    $3,103     2.58%        $990     $309       .23%
Time Deposits                64,252     3,610     5.62%      71,295     2,933     4.11%      (7,043)     677      1.50%
Securities Sold Under Repo      123         8     6.50%       1,135        59     5.20%      (1,012)     (51)     1.31%
Capital Note                  2,351       259    11.02%       2,351       241    10.25%           0       18       .77%
                           ---------------------------------------------------------------------------------------------
Total Int. Bearing Liab     187,836     7,289     3.88%     194,901     6,336     3.25%      (7,065)     953        .63%
                                       ----------------                ----------------     ----------------------------
                                                                                            ----------------------------
Demand Deposits             100,526                         101,022
Other Liabilities             1,810                           2,160
Shareholders' Equity (2)     21,695                          21,046
                           ----------------------------------------
TOTAL LIAB. &
  SHAREHOLDERS' EQUITY     $311,867                        $319,129
                           ----------------------------------------
                           ----------------------------------------
Net Yield on Int Earn. Assets         $16,547     5.80%               $15,637     5.35%
                                      -------------------------------------------------
                                      -------------------------------------------------


(1) Average loans and leases include non-performing loans and leases, however, income does not include foregone interest. In addition, loan fees have not been included in interest income and in calculating the rate realized on loans and leases.

(2) Average Assets and Average Equity do not include unrealized gains or losses on Investment Securities.

                                  DECEMBER 31, 1994             DECEMBER 31, 1993                     VARIANCE
                                  -----------------             -----------------                     --------
                             AVERAGE                        AVERAGE                          AVERAGE
                             ASSET/             AVERAGE     ASSET/              AVERAGE      ASSET/             AVERAGE
                              LIAB    INCOME/    YIELD/      LIAB     INCOME/    YIELD/       LIAB    INCOME/    YIELD
$ IN 000'S                   AMOUNT   EXPENSE   COST (%)    AMOUNT    EXPENSE   COST (%)     AMOUNT   EXPENSE   COST (%)
                           ---------------------------------------------------------------------------------------------
ASSETS
Federal Funds Sold          $13,255      $501     3.78%     $17,514      $477     2.72%     ($4,259)      $24     1.07%
Investment Securities        76,796     3,873     5.04%      70,224     3,261     4.64%       6,572       612      .40%
Loans and Leases (1)        202,009    17,599     8.71%     224,978    18,775     8.35%     (22,969)   (1,176)     .36%
                           ---------------------------------------------------------------------------------------------
Total Int. Earning Assets  $292,060   $21,973     7.52%     312,716    22,513     7.20%    ($20,656)    ($540)     .32%
                                                                                           -----------------------------
                                                                                           -----------------------------
Due From Banks (Non-int)     23,326                          22,227
Other Assets                  3,743                           9,577
                           ----------------------------------------
TOTAL ASSETS (2)           $319,129                        $344,520
                           ----------------------------------------
                           ----------------------------------------
LIABILITIES & EQUITY
Savings Deposits           $120,120    $3,103     2.58%    $120,600    $3,430     2.84%       ($480)    ($327)    (.26)%
Time Deposits                71,295     2,933     4.11%     102,873     4,360     4.24%     (31,578)   (1,427)    (.13)%
Securities So Under Repo      1,135        59     5.20%       1,615        62     3.84%        (480)       (3)     1.35%
Capital Note                  2,351       241    10.25%       2,837       234     8.25%        (486)        7      2.05%
                           ---------------------------------------------------------------------------------------------
Total Int. Bearing Liab.   $194,901     6,336     3.25%     227,925     8,086     3.55%    ($33,024)  ($1,750)    (.30)%
                                       ----------------                ----------------    -----------------------------
                                                                                           -----------------------------
Demand Deposits             101,022                          92,270
Other Liabilities             2,160                           4,138
Shareholders' Equity (2)     21,046                          20,187
                           ----------------------------------------
TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY     $319,129                        $344,520
                           ----------------------------------------
                           ----------------------------------------
Net Yield on Int Earn.
  Assets                              $15,637     5.35%               $14,427     4.61%
                                      -------------------------------------------------
                                      -------------------------------------------------


(1) Average loans and leases include non-performing loans and leases, however, income does not include foregone interest. In addition, loan fees have not been included in interest income and in calculating the rate realized on loans and leases.

(2) Average Assets and Average Equity do not include unrealized gains or losses on Investment Securities.

INTEREST EARNED AND INTEREST INCURRED RESULTING FROM CHANGES IN VOLUME AND CHANGES IN RATES. The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest incurred resulting from changes in volume and changes in rates:

                                      1995 COMPARED TO 1994                     1994 COMPARED TO 1993
                                      ---------------------                     ---------------------
  $ in 000's                    Volume     Old      Volume    Net        Volume       Old    Volume      Net
                               Change X  Volume X   Change   Effect     Change X    Volume   Change     Effect
                               Old Rate    Rate     X Rate              Old Rate    X Rate   X Rate
                                          Change    Change                          Change   Change
                               --------------------------------------------------------------------------------
INTEREST EARNED ON:
Federal Funds Sold                $363      $270      $196     $829       ($116)      $185    ($45)       $24
Investment Securities             (760)      372       (73)    (461)        305        281      26        612
Loans                             (109)    1,614       (10)   1,495      (1,917)       825     (84)    (1,176)
                               --------------------------------------------------------------------------------
TOTAL INTEREST
EARNING ASSETS                   ($506)   $2,256      $113   $1,863     ($1,728)    $1,291   ($103)     ($540)

INTEREST PAID ON:
Savings Deposits                   $26      $281        $2     $309        ($14)     ($314)     $1      ($327)
Time Deposits                     (290)    1,073      (106)     677      (1,338)      (128)     39     (1,427)
Securities Sold Under
Agreement to Repurchase            (53)       15       (13)     (51)        (19)        22      (6)        (3)
Note Payable                         0        19         0       19         (40)        58     (10)         8
                               --------------------------------------------------------------------------------
TOTAL INTEREST
BEARING LIABILITIES              ($317)   $1,388     ($117)    $954     ($1,411)     ($362)    $24    ($1,749)
                               --------------------------------------------------------------------------------
NET INTEREST EARNINGS            ($189)     $868      $230     $909       ($317)    $1,653   ($127)    $1,209
                               --------------------------------------------------------------------------------
                               --------------------------------------------------------------------------------


In calculating interest rates and volumes and related changes, non-performing loans and leases have been included in loan and lease volumes; however, foregone interest has been excluded. Loan fees were not included in interest income in calculating the rate realized on loans.

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

The Federal Reserve Board has significant supervisory and regulatory authority over the Company and its subsidiaries. The Federal Reserve Board requires the Company to maintain certain levels of capital (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, CAPITAL ADEQUACY GUIDELINES). The Federal Reserve Board also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed by the Federal Reserve Board in writing (see
ITEM 1. BUSINESS, SUPERVISION AND REGULATION, FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991 AND FORMAL AGREEMENT).

The Act requires prior approval of the Federal Reserve Board for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares, or substantially all the assets, of any bank or for merger or consolidations by a bank holding company with any other bank holding company. The Act also prohibits the acquisition by a bank holding company or any of its subsidiaries of voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's bank subsidiaries are principally conducted, unless the statutes of the state in which the bank to be acquired is located expressly authorizes such an acquisition. (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, MEMORANDUM OF UNDERSTANDING). One shareholder who purchased 289,000 shares at $6.75 per share (9.9% of the total shares outstanding) through private placement offered in November, 1995, has an option to purchase an additional 267,000 shares at $6.75 per share (which would bring the total shares owned by the shareholder to 556,000 shares or 17.4% of the total shares which would then be outstanding). The option is subject to the approval by the Federal Reserve Board and it will expire on May 1, 1996.

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

THE BANK

The Bank is a national banking association whose deposits are insured by the Bank Insurance Fund ("BIF") as administered by the FDIC, up to the maximum legal limits of the FDIC ($100,000), and is subject to regulation, supervision, and regular examination by the Comptroller of the Currency.The Bank is a member of the Federal Reserve System, and as such is subject to certain provisions of the Federal Reserve Board. The Bank is also subject to applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal law. The regulations of these various agencies govern most aspects of the Bank's business, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowing, dividends, and locations of branch offices. California law exempts banks from the California usury laws.

LEGISLATIVE AND REGULATORY CHANGES

Over the past few years the volume and complexity of banking regulations and the intensity of the regulatory examination process have increased dramatically. Banking institutions are subject to closer scrutiny today than ever before. This increased scrutiny is designed to reduce the number of failing institutions and to require immediate corrective actions by troubled institutions. Many of the recent statutory changes have been directed at giving the various bank regulatory agencies increased enforcement powers to take "prompt corrective actions" (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991) when an insured financial institution's capital falls below certain levels. In addition, more stringent capital requirements have been imposed to provide more protection against potential losses. Premiums for deposit insurance have increased to record levels and are now based upon risk evaluations. While the Company and the Bank have not directly measured the full impact and cost of compliance with these new requirements, such compliance represents an ever increasing expense for the Company and the Bank and requires a significant amount of staff and officer time.

DIVIDEND LIMITATIONS

On January 1, 1991, the Comptroller changed the interpretations of the dividend regulations to simplify the calculation of a bank's dividend paying capacity and make them more consistent with generally accepted accounting principles. The dividend limit is based on retained "net profits" for the current year plus the two previous years, less any required transfers to surplus or a fund for the retirement of preferred stock. "Net profits" are defined as the net income as reported in the bank's call report with no adjustments. The Formal Agreement also prohibits the payment of any cash dividends by the Bank without the prior written consent of the Comptroller or by the Company without prior notice to the Federal Reserve Bank of San Francisco (see ITEM 1. BUSINESS, SUPERVISION AND REGULATIONS, FORMAL AGREEMENT AND MEMORANDUM OF UNDERSTANDING). In addition, a national bank may not pay any dividends or make other capital distributions if the capital distribution would cause the national bank to be undercapitalized, with the exception of repurchases or redemptions of the national bank's shares that are made in connection with the issuance of additional shares, or that will impair the national bank's financial condition.

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

Further, FDICIA requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss. In 1995 guidelines were adopted in the areas of excessive compensation, internal controls, information systems, documentation, credit underwriting, interest risk exposure, asset growth and compliance with laws and regulations. Under the excessive compensation standard, the Comptroller will analyze a person's compensation history, post-employment benefits, the financial condition of the institution, compensation practices at comparable institutions and other relevant information. The final rule authorizes, rather than requires, the Comptroller to seek a compliance plan from institutions failing to meet the safety and soundness guidelines. Asset quality and earnings standards have also been proposed that would require monitoring and reporting systems to identify emerging problems and corrective actions to resolve them.

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

In December 1993, pursuant to the mandate of FDICIA, the federal banking agencies issued an interagency policy statement regarding the allowance for loan and lease losses ("ALLL"). Insured depository institutions are required to maintain a level of ALLL that is adequate to absorb "estimated credit losses" associated with the loan and lease portfolio, including all binding commitments to lend. "Estimated credit losses" are defined as an estimate of the current amount of the loan and lease portfolio that is not likely to be collected given the facts and circumstances as of the evaluation date. These estimated credit losses should meet the criteria for accrual of a loss contingency set forth in generally accepted accounting principles as stated in Statement on Financial Accounting Standards No. 5 ("SFAS 5"). The policy statement describes the responsibility of the board of directors and management to maintain the ALLL at an adequate level and prescribes that the ALLL should be no less than the sum of the following items:

(1) For loans and leases classified substandard or doubtful,whether analyzed and provided individually or as part of pools, all estimated credit losses over the remaining effective lives of these loans.

(2) or components of the loan and lease portfolio not classified, all estimated credit losses over the upcoming 12 months.

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

(2)  15 percent of the portfolio that is classified substandard; and

(3) for the portions of the portfolio that have not been classified (including those loans designated special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date (based on the institution's average annual rate of net charge-offs experienced over the previous two or three years on similar loans, adjusted for current conditions and trends).

The policy statement cautions that "the amount is neither a 'floor' nor a 'safe harbor' level for an institution's ALLL. However, examiners will view a shortfall relative to this amount as indicating a need to more closely review management's analysis to determine whether it is reasonable and supported by the weight of available evidence, and that all relevant factors have been appropriately considered." The Bank's ALLL is more than that which would be established under the policy statement guidelines.

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

In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. Under the regulations, an insured depository institution will be deemed to be:

     -"well capitalized" if it (i) has total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage capital ratio of 5% or greater and (ii) is not subject to an order, written agreement capital directive or prompt corrective action directive to meet and maintain a specific capital level of any capital measure;

     -"adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater and a leverage capital ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

     -"undercapitalized" if it has total risk-based capital that is less than 8%, Tier 1 risk-based capital that is less than 5% or a leverage capital ratio that is less than 4% (or a leverage capital ratio that is less than 3% if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

     -"significantly undercapitalized" if it has a total risk-based capital that is less than 6%, Tier 1 risk-based capital that is less than 3% or a leverage capital ratio that is less than 3%; and

     -"critically undercapitalized " if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 1995, the Bank had a total risk-based capital of 11.36%, a Tier 1 risk-based capital ratio of 10.11% and a leverage capital ratio of 6.76% Based solely upon these ratios, the Bank would be deemed to be well capitalized as of December 31, 1995; however, because the Bank is subject to a written agreement with the Comptroller and the Company with the Federal Reserve Bank, the Bank and the Company are deemed to be adequately capitalized. (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991, FORMAL AGREEMENT AND MEMORANDUM OF UNDERSTANDING). In addition, under the prompt corrective action provision of FDICIA, a subsequent reduction in the Bank's capital could cause it to fall within a lower capital category and subject it to the mandatory and discretionary sanctions applicable to the category.

OTHER ITEMS. FDICIA also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution;
(iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institutions' tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any national bank may acquire or be acquired by any insured depository institution.

BROKERED DEPOSITS. FDICIA prohibits "undercapitalized" institutions from accepting funds obtained, directly or indirectly, by or through a deposit broker. Undercapitalized institutions also are prohibited from soliciting deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the institutions' normal market areas, or in the market area in which the deposits would otherwise be accepted.

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

RISK-BASED DEPOSIT INSURANCE PREMIUMS. As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. Under the transitional regulations, insured depository institutions were required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. To determine the risk-based assessment for each institution, the FDIC categorized an institution as well-capitalized, adequately capitalized or undercapitalized based on its capital ratios, a review by the institutions' primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. As a result, the assessment rates within each of three capital categories until August 1995 were as follows (expressed as cents per $100 of deposits):



                                   SUPERVISORY SUBGROUP
                                   --------------------
                                   A         B         C
                                   --        --        --
          WELL CAPITALIZED         23        26        29
          ADEQUATELY CAPITALIZED   26        29        30
          UNDERCAPITALIZED         29        30        31

In August 1995, the FDIC reduced the deposit insurance premiums paid by most commercial banks insured by BIF. The new assessment rate within each of three capital categories are as follows( expressed as cents per $100 of deposits).


                                   SUPERVISORY SUBGROUP
                                   --------------------
                                   A         B         C
                                   --        --        --
          WELL CAPITALIZED         0         03        17
          ADEQUATELY CAPITALIZED   03        10        24
          UNDERCAPITALIZED         10        24        27

The Bank currently pays deposit insurance to the FDIC at the rate of 17 cents per $100 of deposits.

FORMAL AGREEMENT

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

The Comptroller conducted another examination of the Bank as of July 31, 1992. As a result of that examination, the Comptroller requested, and on November 27, 1992, management and the Board of Directors of the Bank agreed to certain commitments to take specific actions to assure compliance with the Formal Agreement. The Comptroller conducted its annual examinations as of August 31, 1993 and September 30, 1994 and 1995. The Bank was found to be in full, substantial or partial compliance with all terms and commitments under the Formal Agreement. Management believes the Bank is now in substantial compliance with all the terms of the Formal Agreement.

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

A banking organization's qualifying capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock (plus, for bank holding companies, qualifying cumulative perpetual preferred stock an amount to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, and deferred tax assets are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital. The Company has established an allowance of $1,202,000 against its tax asset of $3,451,000 as of December 31, 1995.

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

The federal banking authorities have also adopted a minimum ratio of Tier 1 capital to average total assets of 3% for the highest rated banks. This risk-based leverage capital ratio is only a minimum and applies only to the highest rated banks. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. Furthermore, higher leverage capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of FDICIA (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991, PROMPT CORRECTIVE ACTION). Thus, the effective minimum risk-based leverage ratio, for all practical purposes, is at least 4% or 5%.

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

COMMUNITY REINVESTMENT ACT

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

In connection with its assessment of CRA performance, the Comptroller assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Based on an examination conducted during May of 1993 and February of 1995, the Bank was rated Outstanding.

                            ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, an amendment to FASB
Statement No. 65. The provisions of these statements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company has not completed the process of evaluating the impact that will result from adopting these statements and is therefore unable to disclose the impact of adopting such statements. However, the Company does not believe the application of SFAS Nos. 121 and 122 will have a material impact on its financial condition and results of operations when adopted.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

                                    EMPLOYEES

The Bank currently employs approximately 178 persons in varying capacities. The Company does not have any full-time employees at this time. (See ITEM 11. EXECUTIVE COMPENSATION, for further information).

ITEM 2.  PROPERTIES.

On December 29, 1982, the Company entered into a sublease (the "Sublease") for the premises covering approximately 6,147 square feet on the ground floor of a building located at 3951 South Coast Plaza Drive, Santa Ana, California 92704. The Sublease the ("old Sublease") had an initial term of 10 years, which expired on January 31, 1993. The Sublease was amended effective February 1, 1993 for a term of 24 months, terminating on January 31, 1995. It has further been amended to expire on January 31, 1998. The rent for the premises at the end of the term of the old Sublease was $2.61 per square foot per month. The rent under the terms of the "new Sublease" is $1.38 per square foot per month. The Company has assigned the Sublease to the Bank for the purpose of conducting banking operations on the premises. The Company does not independently occupy any part of the premises.

On May 4, 1988, the Bank entered into a lease expiring June 30, 2000 for the branch located at 22831 Lake Forest Drive, El Toro, California. The El Toro premises consist of approximately 6,672 square feet and the current monthly rent is $1.73 per square foot.

On September 19, 1989, the Bank entered into a lease expiring September 18, 1993 for the Service Center located at 17252 Armstrong, Suite H, Irvine, California. These premises consist of approximately 7,900 square feet. On June 20, 1995, the Company revised and extended the lease for a period of twelve months, expiring September 17, 1996, at the current monthly rent of $.70 per square foot.

On October 4, 1989, the Bank entered into a lease expiring December 31, 1999 for the Orange regional office located at 625 The City Drive, Orange, California. These premises consist of approximately 8,257 square feet and the current monthly rent is $2.10 per square foot.

On November 29, 1991, the Bank entered into a lease for a branch facility, commercial loan department and escrow division space covering approximately 14,866 square feet on the ground floor and 14,103 square feet for its headquarters office on the ninth floor of a building located at 4100 Newport Place, Newport Beach, California 92660. The Lease has an initial term of 10 years.

The current rent for the premises is $1.64 per square foot per month on the ground floor and $1.62 per square foot per month for the ninth floor. Pursuant to the Lease, the Bank has an option to lease additional space on the ninth floor. The Bank is using the ground floor for banking operations and is using the ninth floor for administrative offices.

On November 1, 1995 the Bank entered into a lease expiring October 31, 2005 for the Beach Cities Regional
Office located at 17330 Brookhurst, Fountain Valley, CA. These premises consist of approximately 5534 square feet and the currrent monthly rent is $1.25 per square foot.

All of the premises leased by the Company are used by the Bank and there are no immediate plans to utilize any of the leased premises for any other purpose.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's or Bank's exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the incurrence of the loss is probable. As of December 31, 1995, a judgement in the amount of $361,000 plus interest had been entered against the Bank. The Bank has accrued $440,000 for the judgement. After taking into consideration information furnished by counsel to the Company and the Bank as to the current status of various remaining claims and legal proceedings to which the Company or the Bank is a party, management of the Company and the Bank believe that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to security holders during the fourth quarter of the fiscal year ended December 31, 1995.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

As of February 29, 1996, there were approximately 298 shareholders of record of the Company's common stock. No shares of the Company's preferred stock have been issued or are outstanding.

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

                                             1995             1994
                                         HIGH     LOW     HIGH    LOW
                                         ----     ---     ----    ---
First Quarter                            $6.38   $5.00   $4.25   $4.25
Second Quarter                           $6.63   $6.00   $4.75   $4.25
Third Quarter                            $7.50   $6.57   $5.00   $4.63
Fourth Quarter                           $7.97   $7.40   $5.50   $4.63

In November, 1995, the Company sold 474,000 shares of its common stock through a private placement at $6.75 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the notes thereto contained in Item 8 of this Form 10-K.

                                                      For the year ended December 31,
$ in 000's                                     1995      1994      1993       1992      1991
                                              -------   -------   -------   -------   -------
Operating Revenue                             $27,097   $24,849   $25,800   $30,912   $36,137
Interest & Fee Income                          24,742    22,721    23,642    28,861    34,378
Net Interest and Fee Income                    17,453    16,385    15,556    17,630    18,291
Net Income (Loss)                             (3,341)       859   (2,815)       507       319
Net Income (Loss) Per Share                    (1.30)      0.35    (1.14)      0.20      0.12
Cash Dividends Declared Per Share                   0         0         0         0         0
=============================================================================================


                                                             As of December 31,
$ in 000's                                      1995      1994      1993      1992      1991
                                              --------  --------  --------  --------  --------
Total Assets                                  $334,043  $300,665  $324,550  $372,762  $368,159
Total Deposits                                 308,504   277,389   299,726   343,137   341,607
Total Liabilities                              312,924   280,937   304,363   350,067   346,481
Net Loans & Leases                             187,670   195,203   206,370   237,884   278,408
Long Term Debt                                   2,351     2,351     2,351     3,000     3,000
Total Shareholders' Equity                      21,119    19,728    20,187    22,695    21,678

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                     Summary
The following chart shows comparative data for selected items of the financial statements:

 $ in 000's Except                         Increase                  Increase
 Earnings Per Share Data         1995     (Decrease)      1994      (Decrease)      1993
 --------------------------    --------   ----------   ----------   ----------   ----------
Average Total Assets           $311,877     ($7,252)    $319,129     ($25,391)    $344,520
                                              (2.3)%                    (7.4)%
Average Loans and Leases       $200,758     ($1,251)    $202,009     ($22,969)    $224,978
                                              (0.6)%                   (10.2)%
Average Deposits               $285,888     ($6,549)    $292,437     ($23,306)    $315,743
                                              (2.2)%                    (7.4)%
Net Interest Income            $ 17,453       $1,068     $16,385          $829     $15,556
                                                6.5%                      5.3%
Provision for Loan and Lease
 Losses                          $6,600       $3,235      $3,365      ($1,524)      $4,889
                                               96.1%                   (31.2)%
Net Income (Loss)              ($3,341)     ($4,200)        $859        $3,674    ($2,815)
                                                 N/A                       N/A
Income (Loss) Per Share         ($1.30)      ($1.65)       $0.35         $1.49     ($1.14)
                                                 N/A                       N/A
Return on Average Assets        (1.07)%      (1.34)%        .27%         1.09%     ($.82)%
                                                 N/A                       N/A
Return on Average Equity (1)   (15.56)%     (19.75)%       4.19%        17.14%   ($12.95)%
                                                 N/A                       N/A
Ratio of Average Equity to
 Average Assets                   6.88%        $0.42       6.45%           .14       6.31%
                                                6.7%       2.20%
Cash Dividends declared               0          N/A           0           N/A           0

1) Average equity computed based on month end balances

The average assets, average loans and leases and average deposits decreased from 1993 through 1995 as the Company continued improving asset quality and collecting loans rather than on generating new business. Net interest income increased in 1995 due to improved spreads in interest earning assets. During 1995, the Company made a provision for loan and lease losses in the amount of $6,600,000 and charged off loans which amounted to $5,718,000 net of recoveries. Increased legal expenses and losses on foreclosed properties contributed to a net loss of $3,341,000 in 1995.

Total deposits increased by $31,115,000 on December 31, 1995 from the same period in 1994. The increase in demand and saving deposit amounted to $22,341,000 and $8,774,000 in time deposits. No deposits were acquired through national publications.

                              RESULTS OF OPERATIONS

                                                    Increase               Increase
              $ in 000's                  1995     (Decrease)    1994     (Decrease)    1993
              ----------                 -------   ----------   -------   ----------   -------
Total Interest and Fee Income            $24,742    $2,021      $22,721      ($921)    $23,642
                                                      8.9%                  (3.90)%
Total Interest Expense                     7,289      $953        6,336    ($1,750)      8,086
                                                     15.0%                 (21.64)%
- ----------------------------------------------------------------------------------------------
Net Interest Income Before Provision
 for Loan and Lease Losses               $17,453    $1,068      $16,385        $829    $15,556
                                                      6.5%                    5.33%
==============================================================================================
Net Interest and Fee Income Earned as a
 Percentage of Average Interest Earning
 Assets                                    6.12%       .51%       5.61%        .64%      4.97%

NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES. Net interest income increased in 1995 and in 1994 from 1993 as the interest spread continued to improve on interest earning assets due to rising interest rates and increased average non-interest bearing deposits. The average non-interest bearing deposits increased from $92,270,000 in 1993 to $101,022,000 in 1994 and $100,525,000 in
1995.

The net yield on interest earning assets increased to 6.12% in 1995 from 5.61% in 1994. As of December 31, 1995, the Company had a total of $225,358,000 in interest earning assets that would reprice within one year as compared to $175,879,000 interest bearing liabilities that would reprice within the same period of time. The short term impact of any rise or decline in interest rates would therefore be insignificant.

                                                    Increase                Increase
              $ in 000's                  1995     (Decrease)     1994     (Decrease)      1993
              ----------                 -------   ----------   --------   ----------    --------
Average Nonaccrual Loans                 $12,760     ($4,127)    $ 16,887      $3,213      $13,674
                                                      (24.4)%                   23.5%
Interest Income Not  Recognized
 During the Period on Nonaccrual
 Loans                                   $41,189         $221        $951      ($218)       $1,169
                                                        22.8%                (18.65)%
Interest Income Recognized
 During the Period on
Nonaccrual Loans                                        ($20)         $20       ($73)          $93
                                                     (100.0)%                (78.49)%
Average Loans and Leases
 to Average Deposits                       70.2%         1.1%       69.1%      (2.2)%        71.3%
                                                         1.6%                  (3.1)%
Average Interest Earning Assets         $285,339     ($6,721)    $292,060   ($20,656)     $312,716
                                                       (2.3)%                  (6.6)%

During the three-year period, loan production and average outstanding loans declined as the Company focused on monitoring the performance of the outstanding loans, identifying potential problems and collecting identified problem loans and real estate owned. At the same time, the Company refined its loan underwriting and approval process, seeking higher quality credits which reduced the volume of loans meeting the tightened criteria.


Average Balances,                  Percent                          Percent                          Percent
  $ in 000's                       of Total                         of Total                         of Total
- -----------------                  --------   Interest              --------   Interest              --------
                           1995                 Rate       1994                  Rate       1993                Rate
                           ----               --------     ----                --------     ----                ----
Savings Deposits        $121,110    42.36%      2.82%    $120,120    41.08%      2.58%    $120,600    38.20%    2.84%

Time Deposits             64,252    22.48%      5.62%      71,295    24.38%      4.11%     102,873    32.58%    4.24%
- ---------------------------------------------------------------------------------------------------------------------

Total Interest Bearing
Deposits                 185,362    64.84%      3.79%     191,415    65.46%      3.15%     223,473    70.78%    3.49%

Demand Deposits          100,526    35.16%        N/A     101,022    34.54%        N/A      92,270    29.22%     N/A
- ---------------------------------------------------------------------------------------------------------------------

Total Deposits          $285,888   100.00%               $292,437   100.00%               $315,743   100.00%
=====================================================================================================================

Interest expense declined as interest rates fell in 1994 and interest expense increased as the interest rates increased in 1995. In addition, during 1993, and continuing in 1994, the Company established a policy not to renew brokered certificates of deposit and deposits gathered through listings in national publications listing the rates offered on time deposits by a large number of banks around the country. Although the rates paid on the certificates of deposit approximate the rates paid by the Bank on its other certificates of deposit, the decline in balances of these deposits caused a concurrent decline in interest expense.

PROVISION FOR LOAN AND LEASE LOSSES The provision for loan and lease losses creates an allowance for estimated future loan and lease losses. When losses or recoveries occur, they are charged against or credited to the allowance.


                                 Increase               Increase
$ In 000'S             1995     (Decrease)   1994      (Decrease)   1993
- ----------            ------    ----------   ------    ----------   ------
Loan and Lease
Charge-offs
(Net of Recoveries)   $5,718         $792    $4,926      $1,005     $3,921
                                    16.1%                 25.6%
- --------------------------------------------------------------------------
Provision for Loan
 and Lease Losses     $6,600       $3,235    $3,365    ($1,524)     $4,889
                                   96.14%              (31.17)%
==========================================================================

Due to continued high levels of nonperforming and classified loans and lease charge offs, substantial provisions for loan and lease losses have been necessitated. In addition to provision for loan and lease losses the Company incurred $1,070,000 in 1994 and $2,799,000 in 1995 in real estate owned expenses. Those expenses included, property taxes, selling costs, writedowns and losses on sale. The total real estate owned at December 31, 1994 and 1995 amounted to $2,676,000 and $2,165,000 respectively. Those properties have already been written down to their fair market values less estimated selling costs and therefore the Company does not expect any significant losses during 1996 related to these properties.

OTHER INCOME The following table sets forth information by category of other income and the changes in categories of other income between periods for the periods indicated:

                                        Increase              Increase
        $ in 000's            1995     (Decrease)   1994     (Decrease)   1993
        ----------           ------    ----------   -----    ----------  ------
Escrow Fees                    $308         $4         $304     ($100)      $404
                                         1.30%                 (24.8)%
Service Charges                 983        $14          969       $(5)       974
                                          1.4%                   (.5)%
Securities (Losses) Gains      (72)      ($78)            6         $6         0
                                           N/A                     N/A
Other Income                  1,136       $287          849        $69       780
                                         33.8%                    8.8%
- -------------------------------------------------------------------------------
Total Other Income (Loss)    $2,355       $227       $2,128      $(30)    $2,158
                                        10.70%                  (1.4)%
===============================================================================

The increase in other income (loss) from 1993 as compared to 1994 and 1995 is principally the result of the increase in rental income on REO properties and net master card merchant revenue.

OTHER EXPENSE The following table sets forth information by category of other expense and the changes in categories of other expense between periods for the periods indicated:

                                                Increase            Increase
        $ in 000's                    1995     (Decrease)  1994    (Decrease)   1993
        ----------                   -------   --------   ------   ----------  ------
Salaries and Employee Benefits        $7,513     $1,059    $6,454     ($780)    $ 7,234
                                                  16.4%              (10.8)%
Occupancy, Furniture and equipment     2,129       $121     2,008     ($474)      2,482
                                                   6.0%              (19.1)%
Data Processing For Customers'           184        $11       173      ($53)        226
                                                   6.4%              (23.5)%
Legal Fees and Related Costs           1,439       $779       660       $426      1,086
                                                 118.0%              (39.2)%
Regulatory Assessments                   717     ($211)       928      ($28)        956
                                                (22.7)%              (2.9)%
Supplies                                 321        $54       267      ($18)        285
                                                  20.2%              (6.3)%
Other Real Estate Owned                2,799     $1,729     1,070  ($1,094)       2,164
                                                 161.6%             (50.6)%
Other                                  3,377     $1,192     2,185       $23       2,162
                                                  54.6%                1.1%
- --------------------------------------------------------------------------------------

Total Other Expenses                 $18,479     $4,734   $13,745    $2,850     $16,595
                                                  34.4%              17.17%
======================================================================================

In November 1993, the Bank reduced staff by 20 personnel at an annualized savings of salaries and benefits of approximately $700,000 and a one time cost of approximately $50,000. During 1995 the Company hired additional personnel for opening of its new branch in Fountain Valley and additional staff in the business development for its future projected growth. Occupancy expense was relatively constant during the period with exception of the costs related to the new headquarter and branch

Legal fees, other real estate owned expenses (including losses on sale) and other expenses have all remained high as a result of increases in delinquent loans, nonperforming loans and other real estate owned. (see ITEM 1 BUSINESS, BUSINESS OF THE BANK, LOANS, ALLOWANCE FOR LOAN AND LEASE LOSSES & ASSET QUALITY). Other real estate owned expenses included provisions for selling expenses of $177,000 and $243,000 in 1995 and 1994, respectively, and expenses and losses on sales of other real estate owned of $2,622,000 and $827,000 in 1995 and 1994, respectively.

From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's or Bank's exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the incurrence of the loss is probable. As of December 31, 1995, a judgement in the amount of $361,000 plus interest has been entered against the Bank. The Bank has accrued $440,000 for the judgement. After taking into consideration information furnished by counsel to the Company as to the current status of various remaining claims and legal proceedings to which the Company or the Bank is a party, management of the Company believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial statements.

Regulatory assessments decreased due to the decline in deposit premium rate to $.17 per $100 in 1995 from $.29 per $100 in 1994 and 1993.

INCOME TAX EXPENSE

The following table shows the Company's income tax expense or benefit, related effective tax expense or benefit rate for the periods indicated and the changes between periods:

                                    Increase             Increase
 $ in 000's                1995    (Decrease)    1994   (Decrease)     1993
 ----------              -------   ----------   -----   ----------   -------
Income Tax (Benefit)
 Expense                  ($1,930)   ($2,474)    $ 544     $1,499    ($   955)
                                          N/A                 N/A
Effective Income Tax
  (Benefit) Expense Rate   (36.6)%              38.77%                (25.33)%

The effective tax benefit rates are in accordance with the requirements of SFAS 109, adopted by the Company effective January 1, 1993, that limits the amount of tax benefit a company can recognize.

                               FINANCIAL CONDITION
OVERVIEW

The following table sets forth the book values and changes in book values of selected assets and liabilities of the Company as of December 31, 1995, 1994 and 1993:

                                      Increase                 Increase
$ in 000's                  1995     (Decrease)     1994     (Decrease)     1993
- ----------                --------   ----------   --------   ----------    --------
Investment Securities      $62,283    $(9,792)      $72,075    $(9,062)     $81,137
                                       (13.6)%                 (11.17)%
Net Loans and Leases      $187,670    $(7,533)     $195,203   $(11,167)    $206,370
                                        (3.9)%                  (5.41)%
Other Real Estate Owned     $2,165      $(511)       $2,676        $387      $2,289
                                           N/A                   16.91%
Total Assets              $334,043     $33,378     $300,665   $(23,885)    $324,550
                                         11.1%                  (7.36)%
Total Deposits            $308,504     $31,115     $277,389   $(22,337)    $299,726
                                         11.2%                  (7.45)%
Total Equity               $21,119      $1,391      $19,728      $(459)     $20,187
                                          7.1%                  (2.27)%

During the years from 1993 through 1995 the Bank focused its human and financial resources on identifying and working our problem loans and other real estate owned. Other real estate owned remained low as the Bank applied significant resources to disposing of properties. Total assets and total deposits decreased significantly in 1994 as the Bank decreased its marketing efforts while concentrating on resolving asset quality issues. The increase in total assets and total deposits from 1994 to 1995 was a result of the Bank's business development efforts.

During 1994 the Company continued its efforts on working out problem loans. The proceeds from loan collections and maturing investment securities were used to payoff time certificates of deposits acquired through listings on national publications resulting in a decline in investment securities, loans and deposits from 1993 to 1994. The decline in equity was due to unrealized losses on securities in 1994.

The primary sources of funds for the Bank's lending programs are local deposits, loan payments and proceeds from the sale or maturity of investment securities.

INFLATION

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

CAPITAL RESOURCES

On December 31, 1990, new risk based capital requirements became effective. Under the requirements, holding companies and banks are required currently to maintain minimum ratios of total capital and "core" (Tier 1) capital to risk-weighted assets (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, CAPITAL ADEQUACY GUIDELINES); however, under the terms of its formal agreement with the Comptroller, the Bank will be required to maintain capital in excess of this minimum requirement (see ITEM 1 BUSINESS, SUPERVISION AND REGULATION, FORMAL REGULATORY AGREEMENT). The regulatory capital requirements, capital requirements under the formal agreement and the Bank and Company's actual capital ratios are shown in the following table as of the dates indicated:

                                                       AT DECEMBER 31
                                   1995                            |                     1994
                                                           EXCESS  |                                     EXCESS
                                PER               EXCESS   TO      |           PER              EXCESS   TO
                      MINIMUM   FORMAL            TO       FORMAL  |  MINIMUM  FORMAL           TO       FORMAL
                      STATU-    AGREE-            STATU-   AGREE-  |  STATU-   AGREE-           STATU-   AGREE-
                      TORY      MENT     ACTUAL   TORY     MENT    |  TORY     MENT    ACTUAL   TORY     MENT
                      -------   ------   ------   ------   ------  |  -------  ------  ------   ------   ------
                                                                   |
FOR THE BANK                                                       |
RISK-BASED                                                         |
CAPITAL:                                                           |
  TIER 1              4.00%       N/A    10.11%   6.11%      N/A   |  4.00%     N/A    10.82%   6.82%     N/A
TOTAL RISK-BASED      8.00%     9.00%    11.36%   3.36%    2.36%   |  8.00%    9.00%   12.07%   4.07%    3.07%
TIER 1                                                             |
  LEVERAGE RATIO (1)  4.00%     6.00%     6.76%   2.76%     .76%   |  4.00%    6.00%    7.47%   3.47%    1.47%
FOR THE COMPANY                                                    |
RISK-BASED                                                         |
CAPITAL:                                                           |
 TIER 1               4.00%       N/A     9.45%   5.45%      N/A   |  4.00%     N/A    10.00%   6.00%     N/A
TOTAL RISK-BASED      8.00%       N/A    10.70%   2.70%      N/A   |  8.00%     N/A    11.24%   3.24%     N/A
 TIER 1                                                            |
  LEVERAGE RATIO      4.00%       N/A     6.32%   2.32%      N/A   |  4.00%     N/A     6.97%   2.97%     N/A

As of December 31, 1995 and 1994, the Bank and the Company were in compliance with statutory risk-based capital requirements and the Bank was in compliance with the more stringent capital requirements imposed by the Formal Agreement.

(1)In some circumstances this minimum ratio may be 3%.

During 1995, the Bank obtained $3,200,000 in proceeds from a private placement of the Company's common stock. One shareholder who purchased 289,000 shares at $6.75 per share (9.9% of the total shares outstanding) through private placement offered in November, 1995, has an option to purchase an additional 267,000 shares at $6.75 per share (which would bring the total shares owned by the shareholder to 556,000 shares or 17.4% of the total shares which would then be outstanding). The option is subject to the approval by the Federal Reserve Board and it will expire on May 1, 1996.

8.  FINANCIAL STATEMENTS.

                  CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Page Number
Independent Auditors' Report                      42

Consolidated Balance Sheets,
December 31, 1995 and 1994                        43

Consolidated Statements of Operations
For The Years Ended December 31,
1995, 1994 and 1993                               44

Consolidated Statements of Shareholders'
Equity For The Years Ended December 31,
1995, 1994 and 1993                               45

Consolidated Statements of Cash Flows
For The Years Ended December 31, 1995,
1994 and 1993                                     46

Notes to Consolidated Financial Statements
For The Years Ended December 31, 1995,
1994 and 1993                                     48

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                   Consolidated Financial Statements for the
                    Years Ended December 31, 1995, 1994 and
                     1993 and Independent Auditors' Report

INDEPENDENT  AUDITORS'  REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF CALIFORNIA COMMERCIAL BANKSHARES:

We have audited the accompanying consolidated balance sheets of California Commercial Bankshares and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Commercial Bankshares and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



FEBRUARY 9, 1996
MARCH 18, 1996 AS TO NOTE 7
LOS ANGELES, CALIFORNIA

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1995 AND 1994

            ASSETS                                                           1995           1994
                                                                             ----           ----
CASH AND DUE FROM BANKS
  Noninterest bearing (Note 3)                                            $28,549,000    $21,069,000
  Interest bearing                                                                           246,000
FEDERAL FUNDS SOLD                                                         45,000,000      2,000,000
                                                                         ------------   ------------
TOTAL CASH AND CASH EQUIVALENTS                                            73,549,000     23,315,000
INVESTMENT SECURITIES Available
 for sale at estimated fair value (Note 4)                                 62,283,000     72,075,000
LOANS AND INVESTMENT IN LEASES, net
 (Notes 5 and 9)                                                          178,050,000    195,203,000
LOANS AVAILABLE FOR SALE                                                    9,620,000
ACCRUED INTEREST RECEIVABLE                                                 2,649,000      2,846,000
PROPERTY - net (Note 6)                                                     1,150,000        988,000
OTHER REAL ESTATE OWNED                                                     2,165,000      2,676,000
OTHER ASSETS (Notes 8 and 10)                                               4,577,000      3,562,000
                                                                         ------------   ------------
  TOTAL                                                                  $334,043,000   $300,665,000
                                                                         ------------   ------------
                                                                         ------------   ------------

          LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
Demand:
  Noninterest bearing                                                    $130,660,000    $98,733,000
  Interest bearing                                                         65,301,000     79,695,000
Savings                                                                    45,312,000     40,504,000
Time certificates, $100,000 and over                                       34,718,000     28,896,000
Other time deposits                                                        32,513,000     29,561,000
                                                                         ------------   ------------
  Total Deposits                                                          308,504,000    277,389,000

INTEREST PAYABLE                                                              221,000        149,000
NOTE PAYABLE (Note 7)                                                       2,351,000      2,351,000
OTHER LIABILITIES (Note 8)                                                  1,848,000      1,048,000
                                                                         ------------   ------------
  Total Liabilities                                                       312,924,000    280,937,000

SHAREHOLDERS' EQUITY
 (Notes 7, 8 and 13):
Preferred stock - no par value; authorized, 1,000,000 shares;
 outstanding, none
Common stock - no par value;  authorized, 10,000,000 shares;
 issued and outstanding, 2,922,000 in 1995
 and 2,423,000 in 1994                                                     14,077,000     10,782,000
Paid-in capital                                                               470,000        475,000
Retained earnings                                                           6,448,000      9,789,000
Net unrealized gain (loss) on investment securities available for sale,
 net of tax of $67,000 in 1995 and $711,000 in 1994                           124,000     (1,318,000)
                                                                         ------------   ------------
  Total Shareholders' Equity                                               21,119,000     19,728,000
                                                                         ------------   ------------
  TOTAL                                                                  $334,043,000   $300,665,000
                                                                         ------------   ------------
                                                                         ------------   ------------

- --------------------------------------------------------------------------------
See notes to consolidated financial statements.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


INTEREST AND FEE INCOME:                                   1995           1994          1993
                                                           ----           ----          ----
Loans and leases, including fees                    $20,000,000    $18,347,000   $19,904,000
Investment securities                                 3,409,000      3,873,000     3,261,000
Federal funds sold                                    1,333,000        501,000       477,000
                                                    -----------    -----------   -----------
  Total Interest and Fee Income                      24,742,000     22,721,000    23,642,000
                                                    -----------    -----------   -----------
INTEREST EXPENSE:
Deposits                                              7,022,000      6,036,000     7,791,000
Securities sold under agreements
 to repurchase                                            8,000         59,000        62,000
Note payable (Note 7)                                   259,000        241,000       233,000
                                                    -----------    -----------   -----------
  Total Interest Expense                              7,289,000      6,336,000     8,086,000
                                                    -----------    -----------   -----------
NET INTEREST INCOME BEFORE PROVISION
 FOR LOAN AND LEASE LOSSES                           17,453,000     16,385,000    15,556,000

PROVISION FOR LOAN AND
 LEASE LOSSES (NOTE 5)                                6,600,000      3,365,000     4,889,000
                                                    -----------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN AND LEASE LOSSES                           10,853,000     13,020,000    10,667,000
                                                    -----------    -----------   -----------
OTHER INCOME (LOSS):
 Escrow fees                                            308,000        304,000       404,000
 Service charges                                        983,000        969,000       974,000
 Securities gains (losses), net                         (72,000)         6,000
 Other income                                         1,136,000        849,000       780,000
                                                    -----------    -----------   -----------
  Total Other Income (Loss)                           2,355,000      2,128,000     2,158,000
                                                    -----------    -----------   -----------
OTHER EXPENSES:
 Salaries and employee benefits (Note 8)              7,513,000      6,454,000     7,234,000
 Occupancy, furniture and equipment (Note 11)         2,129,000      2,008,000     2,482,000
 Data processing for customers                          184,000        173,000       226,000
 Legal fees and related costs (Note 12)               1,439,000        660,000     1,086,000
 Loan collection and related costs                      414,000        331,000       136,000
 Lower of cost or market adjustment
  on loans available for sale                           756,000
 Regulatory assessments                                 717,000        928,000       956,000
 Supplies                                               321,000        267,000       285,000
 Other real estate owned                              2,799,000      1,070,000     2,164,000
 Other                                                2,207,000      1,854,000     2,026,000
                                                    -----------    -----------   -----------
   Total Other Expenses                              18,479,000     13,745,000    16,595,000
                                                    -----------    -----------   -----------
INCOME (LOSS) BEFORE INCOME
 TAX EXPENSE (BENEFIT)                               (5,271,000)     1,403,000    (3,770,000)

INCOME TAX EXPENSE (BENEFIT) (NOTE 10)               (1,930,000)       544,000      (955,000)
                                                    -----------    -----------   -----------
NET INCOME (LOSS)                                   ($3,341,000)   $   859,000   ($2,815,000)
                                                    -----------    -----------   -----------
                                                    -----------    -----------   -----------
NET INCOME (LOSS) PER COMMON
 AND COMMON EQUIVALENT SHARE                             ($1.30)         $0.35        ($1.14)
                                                    -----------    -----------   -----------
                                                    -----------    -----------   -----------
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                   2,564,000      2,427,000     2,459,000
                                                    -----------    -----------   -----------
                                                    -----------    -----------   -----------

- --------------------------------------------------------------------------------
See notes to consolidated financial statements.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                              NET
                                                                                          UNREALIZED
                                                                                        GAIN (LOSS) ON
                                                                                           INVESTMENT
                                                                                           SECURITIES     TOTAL
                                          COMMON STOCK           PAID-IN    RETAINED       AVAILABLE   SHAREHOLDERS'
                                         SHARES      AMOUNT      CAPITAL    EARNINGS        FOR SALE      EQUITY
                                      -----------------------------------------------------------------------------
Balance at January 1, 1993             2,345,000   $10,593,000   $357,000   $11,745,000                 $22,695,000

Net Loss                                                                     (2,815,000)                 (2,815,000)
Stock Options Exercised (Note 8)          78,000       189,000                                              189,000
Tax Benefit of Stock
 Options Exercised                                                118,000                                   118,000
                                      -----------------------------------------------------------------------------
Balance at December 31, 1993           2,423,000    10,782,000    475,000     8,930,000                  20,187,000
Net Income                                                                      859,000                     859,000
Change in net Unrealized Loss
 On Investment Securities Available
 For sale, net of tax of $711,000                                                         ($1,318,000)   (1,318,000)
                                      -----------------------------------------------------------------------------
Balance at December 31, 1994           2,423,000    10,782,000    475,000     9,789,000    (1,318,000)   19,728,000
Net Loss                                                                     (3,341,000)                 (3,341,000)
Stock Options
 Exercised (Note 8)                       25,000        95,000    (83,000)                                   12,000
Tax Benefit of Stock
 Options Exercised                                                 78,000                                    78,000
Common Shares Sold Under
 Private Placement (note 17)             474,000     3,200,000                                            3,200,000
Change in net Unrealized Gain on
 Investment Securities Available
 For Sale, net of tax of $67,000                                                            1,442,000     1,442,000
                                      -----------------------------------------------------------------------------
Balance at December 31, 1995           2,922,000   $14,077,000   $470,000    $6,448,000      $124,000   $21,119,000
                                      -----------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------

- --------------------------------------------------------------------------------
See notes to consolidated financial statements.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993

                                                               1995            1994            1993
                                                               ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       ($3,341,000)       $859,000     ($2,815,000)
Adjustments to reconcile net income (loss) to net
 cash from operating activities:
Depreciation and amortization                               473,000         580,000         610,000
Amortization of discounts and premiums
 on investment securities available for sale                850,000         795,000
Amortization of discounts and premiums
 on investment securities                                   449,000
Provision for loan and lease losses                       6,600,000       3,365,000       4,889,000
Provision for losses on other real estate owned             177,000         244,000       1,759,000
Deferred income taxes                                    (1,627,000)        621,000          18,000
Loss (gain) on sale of investment securities
 available for sale                                          72,000          (6,000)
Loans originated for sale                                (9,620,000)
Loss (gain) on sale of other real estate owned            1,675,000           4,000        (167,000)
Loss (gain) on sale of property                               2,000          (7,000)         (7,000)
Decrease (increase) in accrued interest receivable          197,000        (359,000)        121,000
(Decrease) increase in deferred loan fees                   (80,000)         27,000        (153,000)
Decrease in unearned lease income                          (145,000)        (19,000)       (384,000)
(Increase) decrease in other assets                        (166,000)        686,000        (714,000)
Net increase (decrease) in interest payable
 and other liabilities                                      872,000      (1,156,000)       (385,000)
                                                        -----------     -----------    ------------
Net cash from operating activities                       (4,061,000)      5,634,000       3,221,000
                                                        -----------     -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investment
 securities available for sale                           17,232,000      19,350,000
Proceeds from sale of investment
 securities available for sale                           21,016,000      49,229,000
Purchase of investment securities available for sale    (27,158,000)    (62,335,000)
Proceeds from maturities of investment securities                                       168,418,000
Purchases of investment securities                                                     (189,395,000)
Net decrease (increase) in loans and
 investment in leases                                     3,260,000        (505,000)     26,159,000
Recoveries of loans and investment in leases                494,000       1,156,000         743,000
Payments received on in-substance foreclosures                               93,000         210,000
Purchase of property                                       (661,000)       (251,000)       (298,000)
Proceeds from sale of property                               24,000          18,000           7,000
Proceeds from sale of other real estate owned             5,683,000       6,872,000       9,616,000
Additions to other real estate owned                                       (390,000)
                                                        -----------     -----------    ------------
Net cash from investing activities                       19,890,000      13,237,000      15,460,000
                                                        -----------     -----------    ------------

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)

                                                                 1995          1994          1993
                                                                 ----          ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                       $31,115,000  ($22,337,000) ($43,411,000)
Decrease in securities sold under
 agreements to repurchase                                                              (2,500,000)
Proceeds from sale of common stock and                      3,290,000                     189,000
 exercise of common stock options
Payments on note payable                                                                 (649,000)
                                                          -----------   -----------   -----------
 Net cash from financing activities                        34,405,000   (22,337,000)  (46,371,000)
                                                          -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                          50,234,000    (3,466,000)  (27,690,000)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                         23,315,000    26,781,000    54,471,000
                                                          -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                              $73,549,000   $23,315,000   $26,781,000
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
 Cash paid during the year for:
Interest                                                  $ 7,217,000   $ 6,327,000   $ 8,222,000
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
Income taxes                                              $   627,000   $   602,000   $   745,000
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
SUPPLEMENTAL INFORMATION ON
NONCASH INVESTING ACTIVITIES:
Property acquired through foreclosure                     $ 7,024,000   $ 7,143,000   $   260,000
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
Assumption of debt through foreclosure                    $             $    67,000   $ 1,359,000
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
Tax benefit for exercise of non-qualified stock options   $    78,000   $             $   118,000
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------


- --------------------------------------------------------------------------------
See notes to consolidated financial statements.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  GENERAL

California Commercial Bankshares (the "Company") was incorporated on June 16, 1982 for the purpose of becoming a bank holding company. National Bank of Southern California (the "Bank") commenced operations as a wholly-owned subsidiary of the Company on January 10, 1983. The Bank operates five branches in Orange County, California. The Bank's primary source of revenue is providing loans to customers who are predominantly middle market businesses and middle income individuals.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - The consolidated financial statements include the accounts of the Company, the Bank and Venture Partners, Inc. All significant intercompany balances and transactions have been eliminated.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Cash and cash equivalents for the purpose of the consolidated statements of cash flows are defined as cash and due from banks and Federal funds sold.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT SECURITIES - The Bank adopted Statement of Financial Accounting Standards (SFAS) No.115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994. SFAS No. 115 requires the classification of investments in debt and equity securities into three categories: held to maturity, trading, and available for sale. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank has no trading securities. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes. As of January 1, 1994, the cumulative effect of the adoption of the new statement was not material.

The Bank designates investment securities as held to maturity or available for sale upon acquisition. Gain or loss on the sales of investment securities is determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

LOANS AND INVESTMENT IN LEASES - Loans and leases are carried at principal amounts outstanding, net of deferred net loan origination fees, unearned lease income and the allowance for loan and lease losses.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)

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

On January 1, 1995, the Bank adopted SFAS No.114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN , and SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN- INCOME RECOGNITION AND DISCLOSURES. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The adoption of this statement did not have a material impact on the results of operations or the financial position of the Association, taken as a whole.

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. The Bank applies the measurement provisions of SFAS No. 114 to all loans in its portfolio except for single-family residence and installment loans which are collectively evaluated for impairment.

LOAN ORIGINATION FEES - Loan origination fees, net of certain related direct incremental loan origination costs, are deferred and amortized to income over the term of the loans using the effective interest method.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)

ALLOWANCE FOR LOAN AND LEASE LOSSES - The allowance for loan and lease losses is based on an analysis of the loan and lease portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential loan and lease losses after giving consideration to the loan and lease portfolio, current economic conditions, past loan and lease loss experience and other factors that deserve current recognition in estimating loan and lease losses. While management uses the best information available to provide for possible losses, future adjustments to the allowance may be necessary due to economic, operating, regulatory or other conditions that may be beyond the Company's control.

In each reporting period, the allowance for loan and lease losses is increased by provisions for losses charged against operations in that period and recoveries of loans and leases previously charged off, and is reduced by charge-offs of loans and leases recognized in that period.

LOANS AVAILABLE FOR SALE - Loans available for sale are recorded at the lower of cost or estimated market value, determined on an aggregate basis, and include loan origination costs and related fees. Any transfers of loans available for sale to the investment portfolio are recorded at the lower of cost or estimated market value on the transfer date. Gains or losses resulting from sales of loans are recorded at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold.

OTHER REAL ESTATE OWNED - Other real estate owned, which represents real estate acquired in settlement of loans, is carried at fair value less estimated selling costs. Any subsequent operating expenses or income, reduction in estimated fair values, or gains or losses on disposition of such properties are charged or credited to current operations.

PROPERTY - Property is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line basis over the estimated useful lives of the related assets (estimated to be one to five years) or, if shorter, the term of the lease in the case of leasehold improvements.

INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE - Net income (loss) per common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the year.

RECLASSIFICATION - Certain items in the previous years' consolidated financial statements have been reclassified to conform to the current year presentation.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)


3.  CASH AND DUE FROM BANKS

The Bank is required to meet statutory reserve requirements. In part, the Bank meets these requirements by maintaining a balance in a non interest-bearing account at a Federal Reserve Bank. During 1995 and 1994, the average balance in this account was approximately $6,669,000 and $6,480,000, respectively


4.  INVESTMENT SECURITIES
Book value and market value of investment securities (in thousands of dollars) are summarized as of December 31 as follows:

                                                      1995
                                  ----------------------------------------------
                                  Amortized      Estimated      Gross Unrealized
                                     Cost        Fair Value     Gains     Losses
                                  ----------------------------------------------
AVAILABLE FOR SALE:

U.S. Government
  securities                       $35,314        $35,457        $168      ($25)
U.S. Government agencies
  or insured obligations            23,611         23,657          61       (15)
State political subdivisions           423            416                    (7)
Mortgage-backed securities-
  U.S. agencies                      1,047          1,070          25        (2)
Other securities                        80             66                   (14)
Federal Reserve Bank and
  Federal Home Loan
  Bank stocks                        1,617          1,617
                                  ----------------------------------------------
Total                              $62,092        $62,283        $254      ($63)
                                  ----------------------------------------------
                                  ----------------------------------------------

                                                      1994
                                  ------------------------------------------------
                                  Amortized      Estimated      Gross Unrealized
                                     Cost        Fair Value     Gains     Losses
                                  ------------------------------------------------
AVAILABLE FOR SALE:

U.S. Government
  securities                       $60,099        $58,778                 $(1,321)
U.S Government agencies
  or insured obligations             9,657          9,262                    (395)
State political
  subdivisions                       1,509          1,274                    (235)
Mortgage-backed securities-
   U.S. agencies                     1,186          1,132                     (54)
Other securities                        97             73                     (24)
Federal Reserve Bank and
  Federal Home Loan
  Bank stocks                        1,556          1,556
                                  ------------------------------------------------
Total                              $74,104        $72,075                 $(2,029)
                                  ------------------------------------------------
                                  ------------------------------------------------

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31,1995, 1994, 1993 (CONTINUED)

The maturity distribution for investment securities available for sale at December 31,1995 is as follows (in thousands of dollars):

                                                 AMORTIZED           ESTIMATED
                                                    COST             FAIR VALUE
                                                 ---------           ----------
ONE YEAR OR LESS                                  $25,165             $25,226
OVER ONE THROUGH FIVE YEARS                        34,183              34,303
OVER FIVE YEARS                                        80                  67
                                                  -------             -------
                                                   59,428              59,596
MORTGAGE-BACKED SECURITIES-U.S. AGENCIES            1,047               1,070
FEDERAL RESERVE BANK  AND FEDERAL HOME
  LOAN BANK STOCKS                                  1,617               1,617
                                                  -------             -------
                                                  $62,092             $62,283
                                                  -------             -------
                                                  -------             -------

Proceeds from sales of investment securities available for sale were $21,016,000 for the year ended December 31, 1995. Gross realized losses from the sales of investment securities were $72,000 for the year ended December 31,1995.

Proceeds from sale of investment securities available for sale were $49,229, 000 for the year ended December 31, 1994. Gross realized gains were $12,000 and gross realized losses were $6,000 from sales of investment securities available for sale for the year December 31, 1994.

The carrying value of investment securities pledged as required or permitted by law amounted to $6,444,000 and $4,040,000 at December 31, 1995 and 1994,
respectively.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)


5.  LOANS AND INVESTMENT IN LEASES

The loan portfolio and net investment in direct financing leases (in thousands of dollars) at December 31 is summarized as follows:

                                              1995           1994
                                            --------       --------
REAL ESTATE:
  MORTGAGE                                  $ 55,207       $ 66,102
  EQUITY LINES                                 7,039          8,691
CONSTRUCTION                                  22,593         29,792
COMMERCIAL                                    84,271         82,600
INSTALLMENT AND OTHER                         13,120         10,845
                                            --------       --------
                                             182,230        198,030
LESS:
  ALLOWANCE FOR LOAN LOSSES                   (6,431)        (5,572)
  DEFERRED LOAN ORIGINATION FEES - NET          (702)          (782)
                                            --------       --------
LOANS - NET                                  175,097        191,676
                                            --------       --------
TOTAL MINIMUM LEASE PAYMENTS
  RECEIVABLE                                   3,253          3,778
ESTIMATED UNGUARANTEED RESIDUAL
 VALUE OF LEASED PROPERTY                        210            381
                                            --------       --------
                                               3,463          4,159
LESS:
  UNEARNED LEASE INCOME                         (399)          (544)
  ALLOWANCE FOR LEASE LOSSES                    (111)           (88)
                                            --------       --------
NET INVESTMENT IN LEASES                       2,953          3,527
                                            --------       --------
TOTAL                                       $178,050       $195,203
                                            --------       --------
                                            --------       --------

The Bank grants loans to customers throughout its primary market area of Southern California. The Bank makes loans to borrowers from a number of different industries, the largest of which, including undisbursed amounts, are as follows at December 31 (in thousands of dollars) (see Note 11):

                                         1995           1994
                                       -------        -------
NONRESIDENTIAL CONSTRUCTION            $34,717        $47,237
PERSONAL                                30,384         26,699
REAL ESTATE AGENTS/DEVELOPERS           37,556         32,584
RESIDENTIAL CONSTRUCTION                22,506         27,242

Loans in the commercial loan portfolio are collateralized primarily by accounts receivable and inventory.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)


The allowance for loan and lease losses is an estimate involving both subjective and objective factors and its measurement is inherently uncertain, pending the outcome of future events. Management's determination of the adequacy of the allowance is based on an evaluation of the loan and lease portfolio, previous loan and lease loss experience, current economic conditions, volume, growth and composition of the loan and lease portfolio, the value of collateral and other relevant factors. The ongoing economic downturn in Southern California continued to have an adverse impact on the credit risk profile and performance of the Bank's loan and lease portfolio in 1995. Management believes the level of the allowance as of December 31, 1995 and 1994 is adequate to absorb losses inherent in the loan and lease portfolio; however, additional deterioration of the economy in the Bank's lending area could result in levels of loan and lease losses that could not be reasonably predicted at that date.

A summary of the changes in the allowance for loan and lease losses (in thousands of dollars) for the years ended December 31 follows:

                                         1995           1994           1993
                                       --------       -------        -------
LOANS:
  BALANCE AT BEGINNING OF YEAR         $ 5,572        $ 7,137        $ 6,161
  RECOVERIES ON LOANS CHARGED OFF          460          1,104            731
  PROVISION FOR LOAN LOSSES              6,600          3,365          4,789
  LOANS CHARGED OFF                     (6,201)        (6,034)        (4,544)
                                       --------       -------        -------
BALANCE AT END OF YEAR                   6,431          5,572          7,137
                                       --------       -------        -------

 LEASES:
  BALANCE AT BEGINNING OF YEAR              88             84             92
  RECOVERIES ON LEASES CHARGED OFF          34             52             12
  PROVISION FOR LEASE LOSSES                                             100
  LEASES CHARGED OFF                       (11)           (48)          (120)
                                       --------       -------        -------
BALANCE AT  END OF YEAR                    111             88             84
                                       --------       -------        -------
      TOTAL                            $ 6,542        $ 5,660        $ 7,221
                                       --------       -------        -------
                                       --------       -------        -------

Loans and leases on which the accrual of interest has been discontinued amounted to $15,573,000 and $14,771,000 at December 31, 1995 and 1994,
respectively. If interest on those loans and leases had continued to accrue, the additional income would have been $625,000 and $968,000 in 1995 and 1994, respectively.

The Bank has pledged real estate loans amounting to $4,413,000 as collateral for a line of credit with the Federal Home Loan Bank (Note 7).

At December 31, 1995, the Company had classified $1,397,000 of its loans as impaired with a specific reserve of $390,000 and $15,147,000 of its loans impaired with no related specific loss reserve determined in accordance with SFAS No. 114. The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest under the terms of the loan agreement. In determining when a loan is impaired, management considers the following factors: Loans which have delays in payments of less than 3 months or less than $100,000 are not necessarily considered impaired unless other factors as described above also apply to the loans. The average recorded investment in impaired loans during the year ended December 31, 1995, was $13,101,000. It is generally the Company's policy to place loans on nonaccrual status when they are 90 days past due. Thereafter, interest income is no

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)


longer recognized and the full amount of all payments received, whether principal or interest, are applied to the principal balance of the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more. Interest income of $236,000 was recognized on impaired loans during the year ended December 31, 1995, all of which was collected in cash. The Company will charge-off an impaired loan in accordance with its established charge off policy.

6.  PROPERTY

Property (in thousands of dollars) at December 31 is summarized as follows:

                                                   1995                1994
                                                 -------             -------
FURNITURE, FIXTURES AND EQUIPMENT                $ 4,042             $ 3,687
LEASEHOLD IMPROVEMENTS                             1,416               1,364
                                                 -------             -------
                                                   5,458               5,051

LESS ACCUMULATED DEPRECIATION AND AMORTIZATION    (4,308)             (4,063)
                                                 -------             -------
PROPERTY - NET                                   $ 1,150             $   988
                                                 -------             -------
                                                 -------             -------

7.  BORROWING ARRANGEMENTS

In December 1988 the Company obtained a $3,000,000 term loan from another financial institution for the purpose of providing additional capital to the bank. The credit agreement for this loan was amended pursuant to a Second Amendment to the credit agreement dated August 25, 1994. The loan as amended had interest at a fluctuating rate per annum equal to .75% in excess of the lender's reference rate (8.5% at December 31, 1995). Interest was payable monthly on the unpaid principal balance of the loan and required prepayment of 40% of the proceeds of any stock offering or placement of debt or equity. The Second Amendment was supported by a Support Agreement between a shareholder director of the Company and the Company whereby the shareholder guaranteed the payment of the loan.

To compensate the shareholder for signing the Support Agreement and subsequently paying off the lending institution the Company had signed a Holding Company Support Agreement whereby the Company: (1) paid the shareholder $23,500 in 1994 and 1995 and (2) will issue to the shareholder on or prior to March 31, 1997 warrants to purchase 25,000 shares of common stock of the Company at an exercise price per share equal to 80% of the book value per share of the Company on December 31, 1996.

In November 1995, the Company sold 474,000 shares of its common stock through private placement at $6.75 per share for the purpose of contributing most of the proceeds into the Bank as additional capital. Of the total proceeds of $3,200,000 the Company contributed $2,900,000 into the Bank's capital in December 1995. The shareholder paid off the outstanding balance of $2,350,000 to the lending institution in March of 1996 and the Company entered into a new note with the shareholder. The new note bears an interest rate of 3% over prime rate with interest only payable monthly for the first year and thereafter $125,000 plus quarterly interest payable monthly. Any remaining principal and interest is due on April 1, 1999.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)

The Bank maintains three lines of credit with outside financial institutions for the purpose of purchasing Federal funds. The lines of credit bear interest at a floating rate and provide for borrowing up to $8,000,000, $5,000,000 and $2,000,000, respectively. At December 31, 1995 and 1994, no amounts were outstanding on these lines of credit.

Under an agreement with the Federal Home Loan Bank, the Bank may obtain an extension of credit of up to 50% of total assets collateralized by real estate loans. At December 31, 1995, the Bank had pledged loans amounting to $4,413,000 and had available credit of $2,207,000 based on 50% of the outstanding balance of pledged loans. No amounts were outstanding on this line of credit at December 31, 1995 and 1994.

8.  EMPLOYEE BENEFIT PLANS

The Company had a stock option plan that expired in 1992. Under the plan the options were granted to directors, officers and employees to purchase shares at the fair market of the common stock on the date of grant. The outstanding options become exercisable over a period of ten years.

A summary of stock option transactions under this plan for each of the three years in the period ended December 31 is as follows:

                                                                1995
                               1995      1994      1993      OPTION PRICE
                             ---------------------------------------------
OPTIONS OUTSTANDING
 BEGINNING OF YEAR           229,446   229,446   367,496   $4.33 TO $13.00
  OPTIONS EXERCISED          (44,249)            (96,050)
  OPTIONS CANCELED           (51,250)            (42,000)
                             ---------------------------------------------
OPTIONS OUTSTANDING,
 END OF YEAR                 133,947   229,446   229,446   $4.67 TO $13.00
                             ---------------------------------------------
                             ---------------------------------------------

At December 31, 1995, options for 132,447 shares were exercisable. During the year ended December 31, 1995, 44,249 options were exercised and paid for with cash of $12,000 and 19,198 shares of common stock previously outstanding. No options were exercised in 1994. During the year ended December 31, 1993, 96,050 options were exercised and paid for with cash of $189,000 and 18,050 shares of common stock previously outstanding.

During 1995 the Company adopted a stock award plan that permits the granting of options to directors, officers and employees to purchase, at the fair market value of the common stock on the date of grant, up to 750,000 shares of the Company's common stock. The outstanding options become exercisable over a period of ten years.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)


A summary of stock option transactions for the stock award plan for the year in the period ended December 31, 1995 is as follows:

                                                     1995
                                                    OPTION
                                              1995            PRICE
                                            -----------------------------
OPTIONS OUTSTANDING,
  BEGINNING OF YEAR                               0
OPTIONS GRANTED                             142,000        $5.25 TO $6.50
OPTIONS EXERCISED
OPTIONS CANCELED
                                            -----------------------------
OPTIONS OUTSTANDING, END OF YEAR            142,000        $5.25 TO $6.50
                                            -------        --------------
                                            -------        --------------

During the year ended December 31, 1995 142,000 options were granted and none were exercised.

The Company also has stock option plans it uses as a means of compensating directors in lieu of cash director's fees for services performed. During the year ended December 31,1995 12,249 options were exercised. During the years ended December 31, 1995, 1994 and 1993 no options were granted, or canceled. At December 31, 1995, options for 3,447 shares were outstanding and exercisable.

The Company maintains a stock bonus plan that covers substantially all Company employees. The plan provides for the issuance to participating employees of share units in the plan, which entitles participants to distributions primarily of common stock of the Company. Contributions to the plan are held in trust and invested in common stock of the Company (which is purchased from third parties) or other investments under the terms of the plan agreement. Contributions are determined based on management's discretion. The Company's contributions for 1995, 1994 and 1993 were $45,000, $5,000 and $51,000 respectively.

The Bank has a defined contribution plan, which meets the requirements of
Section 401(k) of the Internal Revenue Code and covers substantially all employees. The Bank's contributions are determined as a percentage of each participant's contribution. The amounts contributed to the plan by the Bank were $108,000, $88,000 and $81,000 for 1995, 1994 and 1993, respectively.

In 1987, the Company purchased cost recovery life insurance with aggregate death benefits in the amount of $2,473,000 on the lives of the senior management participants. The Company is the sole owner and beneficiary of such policies, which were purchased to fund the Company's obligation under separate deferred compensation arrangements. The cash surrender values and obligation under deferred compensation agreements at December 31, 1995 and 1994 of $1,231,000 and $1,167,000, respectively, and $317,000 and
$189,000, respectively, have been included in other assets and in other liabilities, respectively, in the accompanying consolidated balance sheets.

9.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and the businesses with which they are associated. All such loans and commitments to loans were made under terms that are consistent with the Bank's normal lending policies.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)


The following is an analysis of the activity of all such loans for the years ended December 31:

                                               1995            1994
                                            -----------     -----------
OUTSTANDING BALANCE, BEGINNING OF YEAR      $ 2,623,000     $2,236,000
CREDIT GRANTED, INCLUDING RENEWALS            1,474,000        761,000
REPAYMENTS                                   (2,249,000)      (374,000)
                                            -----------     -----------
OUTSTANDING BALANCE, END OF YEAR            $ 1,848,000     $2,623,000
                                            -----------     -----------
                                            -----------     -----------

10. INCOME TAXES

Income tax expense (benefit) for the years ended December 31 is as follows:

                                     FEDERAL       STATE           TOTAL
                                  ------------   ----------     ------------
1995:
 CURRENT                            ($341,000)     $38,000        ($303,000)
 DEFERRED                          (1,051,000)    (576,000)      (1,627,000)
                                  ------------   ----------     ------------
TOTAL                             ($1,392,000)   ($538,000)     ($1,930,000)
                                  ------------   ----------     ------------
                                  ------------   ----------     ------------
1994:
 CURRENT                             ($79,000)    $  2,000         ($77,000)
 DEFERRED                             621,000                       621,000
                                  ------------   ----------     ------------
TOTAL                                $542,000     $  2,000       $  544,000
                                  ------------   ----------     ------------
                                  ------------   ----------     ------------
1993:
 CURRENT                            ($982,000)    $  9,000        ($973,000)
 DEFERRED                              18,000                        18,000
                                  ------------   ----------     ------------
TOTAL                               ($964,000)    $  9,000        ($955,000)
                                  ------------   ----------     ------------
                                  ------------   ----------     ------------

Income tax expense (benefit) for the years ended December 31 (in thousands of dollars) varies from the amounts computed by applying the statutory Federal income tax rate as a result of the following factors:

                                                 1995           1994             1993
                                          --------------------------------------------------
FEDERAL INCOME TAXES AT STATUTORY RATE    $(1,845)  (35.0%)  $491   35.0%  $(1,320)  (35.0%)
STATE FRANCHISE TAXES - NET OF
  FEDERAL INCOME TAX BENEFIT                 (355)   (6.7)     95    6.8      (270)   (7.1)
UNBENEFITED STATE NET OPERATING LOSSES                         20    1.4       276     7.3
INCREASE (DECREASE) IN DEFERRED TAX ASSET
  VALUATION ALLOWANCES - STATE AND FEDERAL    178     3.4     (49)  (3.5)      370     9.8
OTHER                                          92     1.7     (13)  (0.9)      (11)    (.3)
                                          --------------------------------------------------
INCOME TAX (BENEFIT) EXPENSE              $(1,930)  (36.6%)  $544   38.8%    $(955)  (25.3%)
                                          --------------------------------------------------
                                          --------------------------------------------------

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)


The Company has recorded net deferred tax assets as of December 31 consisting principally of the following:

- ---------------------------------------------------------------------
                                        DEFERRED            DEFERRED
                                          TAX                 TAX
                                          1995                1994
- ---------------------------------------------------------------------
DEFERRED TAX ASSETS:
LOAN LOSS RESERVE                      $2,465,000          $1,373,000
UNREALIZED LOSS ON LOANS                  342,000
UNREALIZED LOSS ON
 INVESTMENT SECURITIES                                        711,000
DEPRECIATION                              233,000             241,000
NONACCRUAL INTEREST INCOME                171,000             252,000
SELF-INSURANCE RESERVE                    106,000              71,000
REO RESERVES                              601,000             104,000
CONTINGENCIES                             184,000              50,000
OTHER                                     262,000             361,000
- ---------------------------------------------------------------------

DEFERRED TAX ASSETS                     4,364,000           3,163,000
VALUATION ALLOWANCE                    (1,202,000)           (837,000)
- ---------------------------------------------------------------------

DEFERRED TAX ASSETS,
 NET OF ALLOWANCE                       3,162,000           2,326,000
- ---------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
UNREALIZED GAIN ON
 INVESTMENT SECURITIES                     67,000
FINANCIAL ACCOUNTING
 LEASE DIFFERENCE                         846,000            (926,000)
- ---------------------------------------------------------------------
NET DEFERRED TAX ASSETS                $2,249,000          $1,400,000
- ---------------------------------------------------------------------
- ---------------------------------------------------------------------

In the event the future consequences of difference between financial accounting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred asset is recorded when it is more likely than not that some portion or all of the deferred asset will not be recognized.

At December 31, 1995, the Company has a California state net loss carry forward of $1,410,000 which expires primarily in 1996-2000 and a Federal net loss carry forward of $408,000 which expires primarily in 2010.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)


11. COMMITMENTS AND OTHER MATTERS

OPERATING LEASES - At December 31, 1995, the Company and the Bank were obligated under various noncancelable lease agreements, classified as operating leases, primarily for the rental of office space. Certain leases for office space contain provisions for renewal options of one or two five-year periods. Minimum future rental payments under these lease agreements are summarized as follows:


                1996         $1,155,000
                1997          1,139,000
                1998          1,099,000
                1999          1,118,000
                2000            865,000
          THEREAFTER          1,478,000
                             ----------
               TOTAL         $6,854,000
                             ----------
                             ----------

Total rental expense was $1,136,000, $1,072,000 and $1,173,000 in 1995, 1994
and 1993, respectively.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1995 and 1994, the Bank had primarily variable rate commitments to extend credit of $55,769,000, and $47,920,000, respectively, and obligations under standby letters of credit of $2,032,000 and $1,629,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

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

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)

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

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)

The Agreement requires the Bank to maintain a minimum ratio of total capital to risk-weighted assets of 9% and a minimum ratio of core capital to adjusted total assets of 6%. At December 31, 1995, the Company's total capital to risk-weighted assets and core capital to risk weighted assets were 10.70% and 9.45%, respectively. At December 31, 1995, the Bank's total capital to risk-weighted assets and core capital to risk weighted assets were 11.36% and 10.11%, respectively. At December 31, 1995, the Company's and the Bank's leverage ratios were 6.32% and 6.76%, respectively. At December 31, 1995, the Bank was in compliance with the capital requirements set forth in the Agreement.

Under Federal and California laws and regulations, the Company and the Bank are subject to restrictions related to the payment of dividends and the transfer of funds from the Bank to the Company through intercompany loans and advances.

14. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

Balance sheets as of December 31:



ASSETS
- ------
                                               1995          1994
                                               ----          ----
CASH                                      $   587,000      $   489,000
OTHER REAL ESTATE OWNED                        83,000           88,000
INVESTMENTS IN SUBSIDIARIES                22,686,000       21,350,000
OTHER ASSETS                                  122,000          157,000
                                          -----------      -----------
TOTAL                                     $23,478,000      $22,084,000
                                          -----------      -----------
                                          -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

NOTE PAYABLE                              $ 2,351,000      $ 2,351,000
OTHER LIABILITIES                               8,000            8,000
TOTAL SHAREHOLDERS' EQUITY                 21,119,000       19,728,000
                                          -----------      -----------
TOTAL                                     $23,478,000      $22,084,000
                                          -----------      -----------
                                          -----------      -----------


Statements of operations for the years ended December 31:


                                           1995         1994         1993
                                           ----         ----         ----
INCOME:
  INTEREST                            $   21,000     $   13,000   $   18,000
                                      ----------     ----------   ----------
TOTAL INCOME                              21,000         13,000       18,000
                                      ----------     ----------   ----------
EXPENSES:
  INTEREST                               259,000        241,000      233,000
  OTHER EXPENSES                          45,000         27,000       23,000
                                      ----------     ----------   ----------
TOTAL EXPENSES                           304,000        268,000      256,000
                                      ----------     ----------   ----------
LOSS BEFORE INCOME TAX EXPENSE
  (BENEFIT) AND EQUITY IN INCOME
  (LOSS) OF SUBSIDIARIES                (283,000)      (255,000)    (238,000)
INCOME TAX EXPENSE (BENEFIT)              52,000        (89,000)     (81,000)
                                      ----------     ----------   ----------
LOSS BEFORE EQUITY IN
  INCOME (LOSS) OF SUBSIDIARIES         (335,000)      (166,000)    (157,000)
EQUITY IN INCOME (LOSS) OF
  SUBSIDIARIES                        (3,006,000)     1,025,000   (2,658,000)
                                      ----------     ----------   ----------
NET (LOSS) INCOME                    ($3,341,000)    $  859,000  ($2,815,000)
                                      ----------     ----------   ----------
                                      ----------     ----------   ----------


CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)


STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31:


                                                               1995             1994          1993
                                                               ----             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                                         ($3,341,000)     $  859,000    ($2,815,000)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
 TO NET CASH FROM OPERATING
 ACTIVITIES:
EQUITY IN LOSS (INCOME) OF SUBSIDIARIES
 FROM OPERATIONS                                             3,006,000      (1,025,000)     2,658,000
 DECREASE  IN OTHER ASSETS                                      35,000          99,000        167,000
 INCREASE (DECREASE) IN OTHER LIABILITIES                        3,000          (5,000)        (9,000)
                                                            ----------      ----------     ----------
NET CASH FROM OPERATING ACTIVITIES                            (297,000)        (72,000)         1,000
                                                            ----------      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 PROCEEDS FROM SALE OF OTHER REAL ESTATE OWNED                   5,000                        681,000
                                                            ----------      ----------     ----------
NET CASH FROM INVESTING ACTIVITIES                               5,000                        681,000
                                                            ----------      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM SALE OF COMMON STOCK AND
 EXERCISE OF COMMON STOCK OPTIONS                            3,290,000                        189,000
 PAYMENTS ON NOTE PAYABLE                                                                    (649,000)
INCREASE IN INVESTMENT IN SUBSIDIARIES                      (2,900,000)
                                                            ----------      ----------     ----------
 NET CASH FROM FINANCING ACTIVITIES                            390,000                       (460,000)
                                                            ----------      ----------     ----------
NET INCREASE (DECREASE) IN CASH                                 98,000         (72,000)       222,000
CASH AT BEGINNING OF YEAR                                      489,000         561,000        339,000
                                                            ----------      ----------     ----------
CASH AT END OF YEAR                                         $  587,000      $  489,000     $  561,000
                                                            ----------      ----------     ----------
                                                            ----------      ----------     ----------
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR:
INTEREST                                                    $  259,000      $  241,000     $  233,000
                                                            ----------      ----------     ----------
                                                            ----------      ----------     ----------
SUPPLEMENTAL INFORMATION ON NONCASH INVESTMENT ACTIVITY
 TAX BENEFIT FOR EXERCISE OF NON-QUALIFIED STOCK OPTIONS    $   78,000      $              $  118,000
                                                            ----------      ----------     ----------
                                                            ----------      ----------     ----------


CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)


15.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," a summary of the estimated fair value of the Company's consolidated financial instruments as of December 31, 1995 and 1994 is presented below. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies. However, assumptions are necessary to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                 DECEMBER 31, 1995
                                                 -----------------
                                           CARRYING            ESTIMATED
                                            VALUE              FAIR VALUE
ASSETS:
 CASH AND DUE FROM BANKS                 $ 28,549,000         $ 28,549,000
 FEDERAL FUNDS SOLD                        45,000,000           45,000,000
 INVESTMENT SECURITIES                     62,283,000           62,283,000
 LOANS AND INVESTMENT IN LEASES, NET      171,363,000          170,715,000
 ACCRUED INTEREST RECEIVABLE                2,649,000            2,649,000
LIABILITIES:
 SAVINGS AND DEMAND DEPOSITS              241,273,000          241,273,000
 TIME DEPOSITS                             67,231,000           67,234,000
 INTEREST PAYABLE                             221,000              221,000
 NOTE PAYABLE                               2,351,000            2,351,000



                                                 DECEMBER 31, 1994
                                                 -----------------
                                           CARRYING            ESTIMATED
                                            VALUE              FAIR VALUE
ASSETS:
 CASH AND DUE FROM BANKS                 $ 21,315,000         $ 21,315,000
 FEDERAL FUNDS SOLD                         2,000,000            2,000,000
 INVESTMENT SECURITIES                     72,075,000           72,075,000
 LOANS AND INVESTMENT IN LEASES, NET      156,247,000          154,814,000
 ACCRUED INTEREST RECEIVABLE                2,846,000            2,846,000
LIABILITIES:
 SAVINGS AND DEMAND DEPOSITS              218,932,000          218,932,000
 TIME DEPOSITS                             58,457,000           58,352,000
 INTEREST PAYABLE                             149,000              149,000
 NOTE PAYABLE                               2,351,000            2,351,000


The carrying value of cash and due from banks, Federal funds sold, accrued interest receivable, savings and demand deposits, interest payable, note payable and commitments is a reasonable estimate of the fair value. The fair value of investment securities is based on quoted market prices.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)

The fair value of loans and investment in leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of classified loans with a carrying value of approximately $16,307,000 and $38,956,000 as of December 31, 1995 and 1994, respectively, was not estimated because it is not practical to reasonably assess the credit adjustment that would be applied in the market place for such loans. These classified loans, which are primarily real estate or construction loans, have a weighted average interest rate ranging from 8% to 12.5% and from 9.50% to 13.50% as of December 31, 1995 and 1994, respectively, and are due at various dates through the year 2025.

The fair value of demand deposit accounts is the amount payable on demand. The fair value of term deposit accounts is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value of commitments is not deemed material at December 31, 1995 and 1994.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from amounts presented herein.

16.  ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, an amendment to FASB Statement No. 65. The provisions of these statements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company has not completed the process of evaluating the impact that will result from adopting these statements and is therefore unable to disclose the impact of adopting such statements. However, the Company does not believe the application of SFAS Nos. 121 and 122 will have a material impact on its financial condition and results of operations when adopted.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONTINUED)

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

17.  STOCK OFFERING

During 1995 the Company sold 474,000 shares of its common stock through private placement at $6.75 per share, thus increasing its capital in the amount of $3,200,000. The Company contributed $2,900,000 of the proceeds into the Bank as additional capital. One shareholder who purchased 289,000 shares (9.9% of the total shares outstanding), has an option to purchase an additional 267,000 shares at $6.75 per share (which would bring the total shares owned by the shareholder to 556,000 shares or 17.4% of the total shares which would then be outstanding). The option is subject to the approval by the Federal Reserve
Board and it will expire on May 1, 1996.

INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement No. 33-39926 of California Commercial Bankshares on Form S-8 of our report dated February 9, 1996 (March 18, 1996 as to Note 7), appearing in this Annual Report on Form 10-K of California Commercial Bankshares for the year ended December 31, 1995.



LOS ANGELES, CALIFORNIA
MARCH 28, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

Not Applicable.

PART III.
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following lists information regarding all directors and executive officers of the Company.

PHILLIP L. BUSH, 59 years of age, has been a Director and Secretary of the Company since 1982. Mr. Bush has been a practicing attorney with the firm of Bush, Bush and Larsen, in Fountain Valley, California since 1967. Mr. Bush's practice is primarily litigation of personal injury matters. He also has practiced in the areas of real estate development and syndication, and business enterprise organization and formation.

MICHAEL J. GERTNER, 56 years of age, has been a Director of the Company since 1982. Mr. Gertner is a owner in the law firm of Michael Avey Gertner, a professional corporation in Newport Beach, California. He is licensed to practice law in both California and New York. Mr. Gertner is also a Certified Public Accountant and specializes in the areas of taxation, estate planning and estate administration.

JAMES W. HAMILTON, 63 years of age, has been a Director of the Company since 1982. Mr. Hamilton is Senior Counsel to the law firm of Paul, Hastings, Janofsky & Walker of which he has been a partner from 1965 until 1993. His office is in the firm's Costa Mesa facility. He specializes in securities and corporate law.

FARRELL G. HINKLE, DDS, MSD, 53 years of age, has been a Director of the Company since 1982. Dr. Hinkle is an Orthodontist with offices in Newport Beach and Santa Ana. He has been practicing Orthodontics since 1973. He has a degree in Mathematics and graduated from the UCLA School of Dentistry as a Regents Scholar in 1971. He also earned a Certificate in Orthodontics and a Masters Degree from the University of Washington in 1973.

WILLIAM H. JACOBY, 57 years of age, has been a Director, and the President and Chief Executive Officer of the Company since 1982 and is also Chairman of the Board and Chief Executive Officer of the Bank. Mr. Jacoby began his banking career in 1960 with First Interstate Bank of California. In 1979 Mr. Jacoby joined Westlands Bank and served in various positions until joining the Company in June 1982 during its organizational period.

ROBERT L. MCKAY, 65 years of age, is a private investor in Orange County, California, where he oversees his investments in Venture Capital for business and real estate. From 1966 to 1981 Mr. McKay was President of Taco Bell, Inc.

MARK H. STUENKEL, 43 years of age, is, and since November 1982 has been, Executive Vice President of the Company. He is, and since December 1988 has been President of the Bank. He was previously Executive Vice President of the Bank since 1982. Mr. Stuenkel was made a Director of the Company in 1987. He started his banking career in 1974 and prior to joining the Bank held various positions with Security Pacific National Bank.

DANNIE M. HAYES, 54 years of age, is, and also has been since May 1993, Executive Vice President and Senior Credit Officer of the Bank. Mr. Hayes began his banking career in 1963 and prior to joining the Company held various senior positions with Security Pacific National Bank and City National Bank.

ABDUL S. MEMON, 50 years of age, is, and since 1983 has been, Chief Financial Officer and Assistant Secretary of the Company and Senior Vice President, Cashier, Controller and Assistant Secretary of the Bank. Mr. Memon began his banking career in 1973 and prior to joining the Company held various senior positions with Westlands Bank.

Effective February 1991, the director's fee paid to non-employee Directors has been $1,000 per meeting attended and the fee for attending committee meetings has been $375 per meeting attended. No fee is paid to employee directors.

ITEM 11.  EXECUTIVE COMPENSATION.

(A) SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information for the fiscal year ended December 31, 1995 concerning all plan and non-plan compensation awarded to, earned by, or paid to (I) the Company's Chief Executive Officer ("CEO") at the end of such fiscal year, regardless of compensation level, and
(ii) the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at the end of such fiscal year and whose compensation exceeded $100,000, if any.

SUMMARY COMPENSATION TABLE


                                               Long Term Compensation
                         ANNUAL COMPENSATION              AWARDS                   PAYOUTS
                         -------------------              ------                   -------

(a)                    (b)      (c)        (d)        (e)        (f)        (g)      (h)      (i)
                                                     Other
Name                                                 Annual   Restricted
and                                                  Compen-    Stock     Options/  LTIP     Other
Principal                                            sation    Awards(s)    SARs   Payouts   Compen-
Position              Year    Salary($)   Bonus($)     ($)*       ($)       (#)      ($)    sation($)

William               1995     190,000          0     5,000        0         0        0        0
H. Jacoby             1994     190,000     22,000     4,000        0         0        0        0
CEO                   1993     190,000          0     3,000        0         0        0        0

Mark H.               1995     144,000          0     4,000        0         0        0        0
Stuenkel              1994     137,000     16,000     2,000        0         0        0        0
EVP                   1993     137,000          0     2,000        0         0        0        0

Dannie                1995     108,000          0     3,000        0         0        0        0
M. Hayes              1994     100,000      5,000     2,000        0         0        0        0
# - Number of units
$ - Dollar amount
* Amounts reported represent Company's matching contribution to the 401-K Plan.
None of the named officers had other annual compensation in excess of $50,000 or
10% of the total annual salary and bonus reported for any of the last three fiscal years.


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

(e) The dollar value of other annual compensation not properly categorized as salary or bonus; including

(i) perquisites and other personal benefits, securities or property unless the aggregate amount of such compensation is the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer in columns (c) and (d); (ii) above-market or preferential earnings on restricted stock, options, stock appreciation rights ("SARs") or deferred compensation paid during the fiscal year or payable during that period but deferred at the election of the named executive officer, (iii) earnings on long-term incentive plan ("LTIP") compensation paid during the fiscal year or payable during that period but deferred at the election of the named executive officer; (iv) amounts reimbursed during the fiscal year for the payment of taxes; and (v) the dollar value of the difference between the price paid by a named executive officer for any security of the Company or its subsidiaries purchased from the Company or its subsidiaries (through deferral of salary or bonus, or otherwise), and the fair market value of such security at the date of purchase, unless that discount is available generally, either to all security holders or to all salaried employees of the company.

(D) STOCK OPTIONS AND STOCK APPRECIATION RIGHTS TABLES

Option/SAR Grants in Last Fiscal Year

The following table discloses grants of stock options and stock appreciation rights ("SARs") to the named executive officers during the year ended December 31, 1995. Multiple grants are aggregated only if they have the same terms, such as exercise price and expiration dates. The table also discloses information related to the potential realizable value of the awards at assumed annual rates of stock price appreciation (5% and 10%) compounded annually over the option/SAR term.

              OPTIONS/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1995


                                                                      Potential Realizable
                                                                      Value at Assumed
                                                                      Annual Rates of
                                                                      Stock Price
                                                                      Appreciation
                                                                      for Option
Individual Grants                                                     Term
 Value*(a)          (b)       (c)           (d)            (e)        (f)       (g)
                             % of
                             Total
                             Options/
                             SARs
                   Options/  Granted to
                   SARs      Employees     Exercise        Expir-
                   Granted   in Fiscal     or Base         ation
Name               (#)       Year          Price($/Sh)     Date       5%($)     10%($)

William Jacoby     25,000    17.6%         $5.25-6.50      2005       $7,000    $14,000
CEO

Mark H. Stuenkel   25,000    17.6%         $5.25-6.50      2005       $7,000     14,000
EVP

DannieM. Hayes     10,000     7.0%         $     6.50      2005       $3,000    $ 6,000




Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End option/SAR
Values

The following table describes the aggregate option/SAR exercised during fiscal year ended December 31, 1995 and unexercised options/SARs for each named executive officer at the end of such fiscal year:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES

(a)                      (b)                    (c)                 (d)                     (e)
                                                                                            Value of
                                                                    Number of               Unexercised
                                                                    Unexercised             In-the-Money
                                                                    Options/SARs            Options/SARs
                                                                    at FY-End(#)            at FY-End($)
                         Shares Acquired         Value              Exercisable/            Exercisable/
Name                     on Exercise(#)          Realized($)        Unexercisable           Unexercisable
- ----                     ----------------        -----------        -------------           -------------
William H. Jacoby            4,455                 $31,000          30,000/25,000                 0/0

Mark H. Stuenkel             2,000                  $1,000           26,000/25,000                0/0

Dannie M. Hayes              NONE                      N/A                0/10,000                0/0

During the fiscal year ended December 31, 1995, the Company did not reprice any options or SARs held by a named executive officer or otherwise reduce the terms of exercise. No options or SARs held by any executive officer over the last ten years have been repriced or modified.

(C) LONG-TERM INCENTIVE PLAN ('LTIP") AWARDS TABLE

The following table describes awards to the named executive officers under long-term incentive plans ("LTIP") during the fiscal year ended December 31, 1995, of items such as phantom stock, restricted stock units, dividend equivalents, and performance shares or units. The disclosures encompass plans that are "stock-based" where the benefits are a function of market price movements, as well as plans prescribing performance criteria other than or in addition to market price. For the latter type of plan, the table discloses the estimated payouts realizable in relation to the performance targets (threshold, target, and maximum).

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

(a)                   (b)                   (c)              (d)            (e)          (f)
                                            Performance
                      Number of             or Other
                      Shares, Units         Period Until
                      or Other              Maturation       Threshold       Target       Maximum
Name                  Rights (#)            of Payout        ($ or #)        ($ or #)     ($ or #)
- ----                  --------------        -------------    ----------      --------     --------
William H. Jacoby          NONE                  N/A             N/A            N/A          N/A
CEO

Mark H.Stuenkel            NONE                  N/A             N/A            N/A          N/A
EVP

Dannie M. Hayes            NONE                  N/A             N/A            N/A          N/A

(D)  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

Although the Company has no defined benefit plan or actuarial plan, the Company has entered into certain executive salary continuation agreements with Messrs. Jacoby, Stuenkel and Memon. Please see "(F) Employment Contracts and Termination of Employment and Change-in Control Arrangements".

(E)  COMPENSATION OF DIRECTORS

Since February 1991, the director's fee paid to non-employee directors of the Bank has been $1,000 per board meeting attended and $375 per Committee meeting attended. The total amounts of director's fees paid and accrued by the Bank during the fiscal years ended December 31, 1995, 1994 and 1993 were, $140,000, $130,000 and $147,000 respectively. No director's fees are paid by the Company.

(F) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN CONTROL ARRANGEMENTS

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

Under the agreements, the executives shall receive the following yearly sums for a period of fifteen (15) years after either their retirement from the Bank or upon their death: Mr. Jacoby, $80,000; Mr. Stuenkel, $62,500; and Mr. Memon, $23,000. If one of the executives' employment with the Bank is terminated because of disability prior to retirement, such executive (or his/her Estate) shall be entitled to receive the above benefits upon retirement or death or in lieu thereof, to elect to receive a disability benefit in an amount equal to the present value of such executive's retirement benefits under the agreement.

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

                       DISCOUNTED STOCK OPTION AGREEMENT

In January 1988, the Company granted William H. Jacoby an option to purchase 1,980 shares of the Company's Common Stock pursuant to a Discounted Stock Option Agreement. The option was granted to Mr. Jacoby in consideration of his past performance as an officer of the Company. The option to purchase shares granted to Mr. Jacoby was intended to be the equivalent at its inception to a $24,500 bonus. As a result, the option price to be paid upon exercise for the shares is only $1.00; such price being determined by the difference between the exercise price and the fair market value of the Company's Common Stock as determined by the Board of Directors on the date of grant. Subject to the conditions set forth in the Agreement, the option may be exercised in whole or in part at any time. Mr. Jacoby exercised his option during 1995.

                               STOCK OPTION PLAN

The Company had a Stock Option Plan (the "Plan") for its directors, officers and full time employees. The Company's Board of Directors administers the Plan. The purpose of the Plan was to compensate certain of the organizers of the Company and the Bank, and to provide incentives to key employees to remain in the employ of the Company and the Bank.

Options were not transferable under the Plan other than by will or by the laws of descent and distribution and during the participant's lifetime were exercisable only by the participant. The option price per share for options granted under the Plan had to be at least 100% of the fair market value of the Common Stock on the date any such options were granted, except that in the case of a shareholder owning more than 10% of the total combined voting power of all classes of the outstanding stock of the Company, the option price for incentive stock options had to be at least 110% of the fair market value on the date of grant. Upon expiration or termination of any outstanding options, shares remaining unexercised became available for grant under the Plan. The plan expired in October 1992.

As of December 31, 1995, options to purchase 133,947 shares of Common Stock were outstanding at prices ranging from $4.67 to $13.00 per share. During 1995, all employees as a group exercised options for 44,249 shares of Common Stock which had a net value (market value less exercise price) of $172,000. Of such options, Mr. Jacoby and Mr. Stuenkel exercised options and received 4,455 shares and 2,000 shares, respectively, which had a net value of $31,000 and $1,000, respectively.

                                 STOCK AWARD PLAN

During 1995 the Company adopted a Stock Award Plan (the "Plan") for its directors, officers and full time employees. The Company's Board of Directors administers the Plan and decides to whom and upon what terms options shall be granted. Subject to adjustment by reason of stock splits or similar capital adjustments, the Plan provides for the granting of nonstatutory stock options as well as incentive stock options to purchase an aggregate of 750,000 share of the Company's Common Stock. The purpose of the Plan is to provide incentives to directors and key employees to remain in the employ of the Company and the Bank.

Options are not transferable under the Plan other than by will or by the laws of descent and distribution and during the participant's lifetime were exercisable only by the participant. The option price per share for options granted under the Plan has to be at least 100% of the fair market value of the Common Stock on the date any such options are granted, except that in the case of a shareholder owning more than 10% of the total combined voting power of all classes of the outstanding stock of the Company 10% of the fair market value on the date of grant. Upon expiration or termination of any outstanding options, shares remaining unexercised become available for grant under the Plan.

As of December 31, 1995, options to purchase 142,000 shares of Common Stock were outstanding at prices ranging form $5.25 to $6.50 per share. No options were exercised during 1995.

                              STOCK BONUS PLAN

Effective January 1, 1986, the Company adopted a Stock Bonus Plan (the "Stock Bonus Plan") and established a related trust. Subject to certain eligibility requirements for time of service, all of the Company's employees participate in the Stock Bonus Plan.

The Stock Bonus Plan is a tax-credit employee stock ownership plan and is administered by the Board of Directors or the Chief Executive Officer. The amount of the Company's contributions of cash or securities of the Company to the Stock Bonus Plan is determined by the Board of Directors (or the Chief Executive Officer). Subject to certain limitations, such contributions are allocated to each participant's account in proportion to such participant's compensation earned during the applicable Stock Bonus Plan year. Allocations to a participant's account vest in accordance with the schedules set forth in the Stock Bonus Plan. Distributions to participants are made at participants' death, retirement, disability, or termination of employment. Participants are not permitted to make voluntary contributions to the Stock Bonus Plan and the Stock Bonus Plan may not make loans to participants. Any cash amounts contributed to the Stock Bonus Plan will be used primarily to purchase securities issued by the Company. The Company contributed $36,000 to the Stock Bonus Plan for 1995. Of such allocations Mr. Jacoby, Mr. Stuenkel and Mr. Hayes received $1,000 each.

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

(G) Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decision.

Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The shares of the Company's Common Stock constitute the only class of voting securities of the Company. As of March 13, 1996 there were 2,944,000 shares of common stock outstanding and entitled to vote. As of March 13, 1996, there were approximately 298 shareholders of record.

Set forth in the table on the following page is certain information regarding persons who according to the Company's records own more than five percent of the voting securities of the Company as of March 13, 1996, each director of the Company and all directors and officers of the Company as a group.

 TITLE                 NAME AND ADDRESS                     AMOUNT AND NATURE          PERCENT
  OF                      BENEFICIAL                          OF BENEFICIAL               OF
 CLASS                       OWNER                             OWNERSHIP (1)            CLASS
Common Stock           *Phillip L. Bush                         102,081(2)              3.5%
(no par value)          10061 Talbert Ave.
                        Fountain Valley, CA  92708

Common Stock           *Michael J. Gertner                       33,643(2)              1.1%
(no par value)          4340 Campus Drive Ste. 100
                        Newport Beach, CA  92660

Common Stock           *James W. Hamilton                        80,138(2)              2.7%
(no par value)          695 Town Center Drive
                        Costa Mesa, CA  92626

Common Stock           *Farrell G. Hinkle                       133,886(2)              4.5%
(no par value)          2740 South Bristol
                        Santa Ana, CA  92704

Common Stock           *William H. Jacoby                       221,140(3)              7.4%
(no par value)          4100 Newport Place
                        Newport Beach, CA  92660

Common Stock           *Robert McKay                            683,992(2)             23.2%
(no par value)          4100 Newport Place
                        Newport Beach, CA  92660

Common Stock           *Mark H. Stuenkel                         45,698(4)              1.5%
(no par value)          4100 Newport Place
                        Newport Beach, CA  92660

Common Stock            All Directors and                     1,403,145(5)             45.1%
(no par value)          Officers as a Group
                        (29 in Number)

Common Stock            Financial Institutions Partners LP      289,000(6)              9.8%
(no par value)          1110 Lake Cook Road #165
                        Buffalo Grove, IL 60089

Common Stock            Randall Rose & Co.                      165,000                 5.6%
(no par value)          635 Madison Ave.
                        New York, NY  1022

*Director of the Company

(1) Except as otherwise indicated, each of the persons named in the table has sole power to vote and dispose of his shares of the Company's Common Stock, subject to community property laws where applicable.

(2) Includes 3,333 shares of the Company's Common Stock which may be purchased on the exercise of stock options.

(3) Includes 35,000 shares of the Company's Common Stock which may be purchased on the exercise of stock options.

(4) Includes 31,250 shares of the Company's Common Stock which may be purchased on the exercise of stock options.

(5) Includes an aggregate of 168,514 shares of the Company's Common Stock which may be purchased on the exercise of stock options.

(6) Has an option to purchase an additional 267,000 shares at $6.75 per share (which would bring the total shares owned by the shareholder to 556,000 shares or 17.4% of the total shares which would then be outstanding).
     The option is subject to the approval by the Federal Reserve Board and it will expire on May 1, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

   (3)   EXHIBITS:

      (3) (a) Articles of Incorporation of California Commercial Bankshares as amended. (Incorporated by reference from Company's Form 10-K filed on March 31, 990).

      (3) (b) By-Laws of California Commercial Bankshares, as amended. (Incorporated by reference from the Company's Form 10-K filed on March 31, 1989.)

     (10) (A) Office Sublease between First California Associates and the Company (Incorporated by reference from the Company's Form 10-K filed on March 31, 1983).

     (10) (B) First Amendments to Sublease between First California Associates and the Bank (Incorporated by reference from the Company's
              Form 10-K filed on March 31, 1984).

     (10) (C) The Company's Stock Bonus Plan (Incorporated by reference from the Company's Form 10-K filed on March 31, 1986).

     (10) (D) Amendments to Office Sublease between First California Associates and the Company (Incorporated by reference from the Company's Form 10-K filed March 31, 1986).

     (10) (E) Executive Salary Continuation Agreement between National Bank of Southern California and William H. Jacoby. (Incorporated by reference from the Company's Form 10-K filed March 31, 1989).

     (10) (F) Executive Salary Continuation Agreements between National Bank of Southern California and Mark H. Stuenkel. (Incorporated by reference from the Company's Form 10-K filed March 31, 1987).

     (10) (G) Executive Salary Continuation Agreement between National Bank of Southern California and Abdul S. Memon. (Incorporated by reference from the Company's Form 10-K filed March 31, 1987).

     (10) (H) 401-K Plan. (Incorporated by reference from the Company's Form 10-K filed March 31, 1989).

     (10) (I) Lease for the premises on branch located at 22831 Lake Forest Drive, El Toro, Ca. (Incorporated by reference from the Company's Form 10-K filed March 31, 1989).

     (10) (J) Lease for the premises on branch located at 625 The City Drive, Orange, Ca. (Incorporated by reference from Company's Form 10-K filed on March 31, 1990).

    (10) (K) Lease for the property on branch located at 17252 Armstrong Ave., Irvine, Ca. (Incorporated by reference from Company's Form 10-K filed on March 31, 1990).

    (10) (L) 1982 Stock Option Plan, as amended. (Incorporated by reference from Company form 10-K filed on March 31, 1991).

    (10) (M) Lease for the property located at 4100 Newport Place, Newport Beach, Ca. (Incorporated by reference from Company's Form 10-K filed on March 31, 1992).

    (10) (N) Credit Agreement dated 12/21/1988 with Security Pacific National Bank. (Incorporated by reference from Company's Form 10-K filed on March 31, 1994).

    (10) (O) First amendment to Credit Agreement dated March 1993 with Bank of America National Trust & Savings Association. (Incorporated by reference from Company's Form 10-K filed on March 31, 1994).

    (10) (P) Second amendment to Credit Agreement dated August 24, 1994 with Bank of America National Trust & Savings Association. (Incorporated by reference from Company's form 10-K filed on March 31, 1995).

    (10) (Q) Support Agreement dated September 27, 1994 with Robert L. McKay. (Incorporated by reference from Company's 10-K filed on March 31, 1995).

    (10) (R) Holding Company Support Agreement dated October 1, 1994 with Robert L. McKay. (Incorporated by reference Company's Form 10-K filed on March 31, 1995)

    (10) (S) Lease for the property located at 17330 Brookhurst Ste. 110, Fountain Valley, CA.

    (10) (T)  The Company's Stock Option Plan.

    (10) (U)  Form of Stock Option Agreement

    (10) (V)  Form of Nonqualified Stock Option Agreement.

    (10) (W)  Form of Director's Nonqualified Stock Option Agreement.

    (22)      Subsidiaries of the Company

    (24)      Independent Auditors' Consent.

    (27)      Financial Data Schedule.

(B)           Reports on Form 8-K.
              No report on Form 8-K were filed by the Company during the last quarter of 1992.

(C)           Exhibits Filed.
              The following exhibits are filed with this 10-K

    (10) (S) Lease for the property located 17330 Brookhurst, Suite. 110, Fountain Valley, CA.

    (10) (T)  The Company's Stock Option Plan.

    (10) (U)  Form of Stock Option Agreement

    (10) (V)  Form of Nonqualified Stock Option Agreement.

    (10) (W) Form of Director's Nonqualified Stock Option Agreement.

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

CALIFORNIA COMMERCIAL BANKSHARES

BY:  William H. Jacoby                        MARCH 28, 1995
     -------------------------------------
     WILLIAM H. JACOBY
     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Phillip L. Bush                               MARCH 28, 1995
- -----------------------------
PHILLIP L. BUSH
DIRECTOR/SECRETARY

Michael J. Gertner                            MARCH 28, 1995
- -----------------------------
MICHAEL J. GERTNER
DIRECTOR/TREASURER

James W. Hamilton                             MARCH 28, 1995
- -----------------------------
JAMES W. HAMILTON
DIRECTOR

Farrell G. Hinkle                             MARCH 28, 1995
- -----------------------------
FARRELL G. HINKLE
DIRECTOR

William H. Jacoby                             MARCH 28, 1995
- -----------------------------
WILLIAM H. JACOBY
DIRECTOR/PRESIDENT, C.E.O.

Robert L. McKay                               MARCH 28, 1995
- -----------------------------
ROBERT L. MCKAY
DIRECTOR/CHAIRMAN OF THE BOARD

Mark H. Stuenkel                              MARCH 28, 1995
- -----------------------------
MARK H. STUENKEL
EXECUTIVE VICE PRESIDENT

Abdul S. Memon                                MARCH 28, 1995
- -----------------------------
ABDUL S. MEMON
PRINCIPAL FINANCIAL & ACCOUNTING OFFICER

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

CALIFORNIA COMMERCIAL BANKSHARES


                                  Exhibit Index

Exhibit Number                                                     Page Number

(10) (S)  Lease for the property located 17330 Brookhurst,
          Suite 110, Fountain Valley, CA

(10) (T)  The Company's Stock Option Plan.

(10) (U)  Form of Stock Option Plan

(10) (V)  Form of Nonqualified Stock Option Agreement.

(10) (W)  Form of Director's Nonqualified Stock Option Agreement.

(22)      Subsidiaries of the Company.                                  142

(24)      Independent Auditor's Consent.                                144

(27)      Financial Data Schedule.                                      146