Form 10-Q
period 1996-03-31
CALIFORNIA COMMERCIAL BANKSHARES
filed 1996-05-14
CIK 704886

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
- --------------------------------------------------------------------------------


                                   FORM 10 - Q


             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
           -----      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 1996
                                                 --------------

                         Commission File Number  2-78788
                                                 -------

                        CALIFORNIA COMMERCIAL BANKSHARES

          CALIFORNIA                                   95-3819471
- -------------------------------           ------------------------------------
(State of Other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)


                  4100 NEWPORT PLACE, NEWPORT BEACH, CA  92660
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 2,944,000 .
     ---------

                        CALIFORNIA COMMERCIAL BANKSHARES


                                      INDEX

PART I.  FINANCIAL INFORMATION
- -------------------------------------------------


Item 1.   Financial Statements.

     Consolidated Condensed Statements of Income for three months ended March 31, 1996 and March 31, 1995.

     Consolidated Condensed Balance Sheets March 31, 1996 and December 31, 1995.

     Consolidated Statement of Cash Flow for the three months ended March 31, 1996 and March 31, 1995.

     Notes to Consolidated Financial Statements,March 31, 1996.


Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations.

                CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000'S Omitted)
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                       1996                1995
                                                     ------              ------
INTEREST AND FEE INCOME:
  Loans and Leases                                    4,770               5,068
  Investment Securities                                 928                 810
  Federal Funds Sold                                    573                  78
                                                     ------              ------
     Total Interest and Fee Income                    6,271               5,956

INTEREST EXPENSE:
  Deposits                                            1,664               1,626
  Securities Sold Under Agreement
    to Repurchase                                         0                   8
  Note Payable                                           59                  43
                                                     ------              ------
     Total Interest Expense                           1,723               1,677

NET INTEREST INCOME                                   4,548               4,279

PROVISION FOR LOAN/LEASE LOSSES                         300                 775

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN/LEASE LOSSES                               4,248               3,504

OTHER INCOME:
  Escrow Fees                                           121                  27
  Service Charges                                       291                 253
  Securities gains or (losses)                            0                 (72)
  Other Income                                          291                 201
                                                     ------              ------
       Total Other Income                               703                 409

OTHER EXPENSES:
  Salaries and Employee Benefits                      2,178               1,828
  Occupancy, Furniture and Equipment                    511                 523
  Data Processing                                       218                  71
  Supplies                                               97                  94
  Legal Fees                                            198                 118
  Regulatory Assessments                                140                 208
  Losses on OREO                                         99                 212
  Other                                                 726                 508
                                                     ------              ------
     Total Other Expenses                             4,167               3,562

INCOME BEFORE INCOME TAXES                              784                 351

  INCOME TAXES                                          314                 141

NET INCOME                                              470                 210

EARNINGS PER COMMON SHARE                             $0.16               $0.08

                        CALIFORNIA COMMERCIAL BANKSHARES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000'S Omitted)
                                     ASSETS

                                                   March 31          December 31
                                                     1996                1995
                                                   --------            --------
Cash and Due From Banks
   Non Interest-bearing                             $25,933             $28,549
   Interest-bearing                                      50
Investment Securities - Available for Sale           74,682              62,283
Federal Funds Sold                                   36,000              45,000

Loans, net of unearned interest:
Commercial                                           72,552              84,271
Real Estate - Construction                           21,217              22,593
Real Estate - Equity Line                             6,611               7,039
Real Estate - Mortgage                               71,383              55,207
Installment and Other                                11,175              13,120
Lease Contracts Receivable                            3,099               3,064
                                                   --------            --------
                                                    186,037             185,294
Less: Deferred Loan Fees & Costs                       (500)               (702)
                                                   --------            --------
                                                    185,537             184,592
Less: Reserve for Loan Loss                          (6,736)             (6,542)
                                                   --------            --------
Total Loans, net                                    178,801             178,050
                                                   --------            --------

Loans Available for Sale                              8,474               9,620
Real Estate Owned                                     2,598               2,165
Bank Premises, Furniture & Equipment                  1,214               1,150
Accrued Interest Receivable                           2,504               2,649
Deferred Income Taxes                                 2,249               2,249
Prepaid Expenses and Other Assets                     2,099               2,328
                                                   --------            --------
Total Assets                                       $334,604            $334,043
                                                   --------            --------
                                                   --------            --------

                       LIABILITIES AND SHAREHOLDERS EQUITY
Deposits:
Demand Deposit
  Non Interest Bearing                             $124,439            $130,660
  Interest Bearing                                   71,229              65,301
Savings Deposits                                     52,014              45,312
Time Certificates $100,000 and over                  30,923              34,718
Other Time Deposits                                  29,616              32,513
                                                   --------            --------
Total Deposits                                      308,221             308,504

Note Payable                                          2,350               2,351
Interest Payable                                        220                 221
Other Liabilities                                     2,424               1,848
Shareholders Equity:
  Capital Stock - Authorized 10,000,000 shares;
  Issued and outstanding 2,944,000 in 1996 and
  2,922,000 in 1995                                  14,147              14,077
Paid in Capital                                         469                 470
Retained Earnings                                     6,919               6,448
Unrealized Gain (Loss) on investment securities
  available for sale (net of tax)                      (146)                124
                                                   --------            --------
Total Liabilities and Shareholders Equity           334,604             334,043
                                                   --------            --------
                                                   --------            --------

                        CALIFORNIA COMMERICAL BANKSHARES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31
                                 (000's Omitted)
                                   (Unaudited)

                                                       1996                1995
                                                     ------              ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                       470                 210
Adjustments to reconcile net income
 (loss) to net cash from operating
 activities:
  Depreciation and Amortization                         104                 131
  Amortization of discounts and premiums on
   investment securities available for sale             140                 218
  Provision for loan and lease losses                   300                 775
  Provision for losses on other real estate owned                            57
  Loss (gain) on sale of investment securities
   available for sale                                                        72
  Loss (gain) on sale of other real estate owned         20                  50
  (Gain) loss on sale of property
  Decrease (increase) in accrued interest
   receivable                                           145                 567
  (Decrease) increase in deferred loan fees            (202)                123
  Increase (decrease) in unearned lease income           24                 (38)
  (Increase) decrease in other assets                   393                 364
  Net  increase (decrease) in interest payable and
   other liabilities                                    575                 492
                                                     ------              ------
   Net cash from operating activities                 1,969               3,021

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investment securities
 available for sale                                  13,079                  40
Proceeds from sale of investment securities
 available for sale                                                      21,012
Purchase of investment securities available for
 sale                                               (26,053)                (17)
Net (increase) decrease in loans and investment
 in leases                                             (186)             (4,548)
Recoveries of loans and investment in leases            148                  65
Purchases of property                                  (167)                (96)
Proceeds from sale of property
Additions to other real estate owned                   (142)
Proceeds from sale of other real estate owned                               398
                                                     ------              ------
  Net cash from investing activities                (13,321)             16,854

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                    (283)             (5,670)
(Decrease) increase in note payables                     (1)
Proceeds from excercise of common stock options          70                   8
                                                     ------              ------
  Net cash from financing activities                   (214)             (5,662)

Net (Decrease) Increase In Cash And Cash
 Equivalents                                        (11,566)             14,213
Cash And Cash Equivalents At Beginning Of Year       73,549              23,315
                                                     ------              ------

 Cash And Cash Equivalents At March 31               61,983              37,528
                                                     ------              ------
                                                     ------              ------

                        CALIFORNIA COMMERCIAL BANKSHARES

Notes To Consolidated Condensed Financial Statements:

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Note 2 - Earnings per share were computed based on the following weighted average outstanding shares:


Three Months Ended March 31, 1996..........2,939,000


Three Months Ended March 31, 1995..........2,455,000

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

The following chart shows comparative data for selected items of the financial statements:

                      Averages for the Three Months Ended:

                                                                       Percent
                                               March 31    March 31    Increase/
                                                 1996        1995     (Decrease)
                                               --------    --------    --------
   (in thousands)
Total Assets:                                  $329,468    $292,957       12.46
Investment securities:                           63,136      61,322        2.96
Fed funds sold:                                  43,330       5,472      691.85
Gross loans:                                    195,141     202,096      ( 3.44)
Total deposits:                                 303,405     267,209       13.55
Interest bearing deposits                       183,370     177,646        3.22
Other interest bearing liabilities:               2,350       2,851      (17.57)

During 1995 the Company employed additional staff in its business development department which resulted in increased deposits and total assets. However, the total loans declined as the Bank continued to work on collecting problem loans and economic growth in the area remained modest. The combination of increased deposits and lower loans outstanding, resulted in increased liquidity which was invested in Fed Funds sold. Other interest bearing liabilities are comprised of note payable in the amount of $2,350,000 and Securities sold under agreement to repurchase. In the first quarter of 1996, no securities were sold under repurchase agreement.

The following table shows average earning assets and interest bearing liabilities and their relative cost and yield without loan fees and loan costs.

                      For the Three Months Ended March 31,

                                 1996               1995       Percent
                                 ----               ----      Increase/   Yield
(in thousands)                Amt    Yld        Amt     Yld  (Decrease)    Diff
                              ---    ---        ---     ---   --------     ----
Average Earning
  Assets                 $301,606   8.01   $268,757    8.72      12.22     (.71)

Average interest
  bearing liabilities    $185,720   3.73   $180,457    3.77       2.92     (.04)

According to Company policy loans past due 90 days or more as to interest or principal payments are placed on non-accrual. Loans accounted for on a non-accrual basis amounted to $15,144,000 on March 31, 1996 as compared to $15,588,000 on March 31, 1995. Other real estate owned totaled $2,598,000 on March 31, 1996 as compared to $3,647,000 on March 31, 1995.

The Company follows SFAS 114 with respect to impaired loans which states - "A loan is impaired when, based on current financial information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement...All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement." (See Accounting Pronouncements)

A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Six months is the maximum period of delay allowed before a loan is considered impaired. As of March 31, 1996 the aggregate amount of impaired loans measured under present value method and fair value methods were $14,775,000.

The following loans are exempt from SFAS 114 due to their characteristics as smaller balance homogeneous loans; credit card loans, leases, overdraft protection loans and consumer loans. Risk in these loans is accounted for by applying an historic loss percentage to the loan pool.

Difference between nonaccrual and impaired loans:

Non Accrual Loans - These loans are on non accrual primarily for one of two reasons; 1) the loan is past due in interest or principal payments for 90 days or more but sufficient collateral is held to offset any potential loss, or 2) full payment of all principal plus interest is doubtful.

Impaired Loan - A loan can be impaired also for two reasons; 1) a restructure of the original note has occurred resulting in a reduced interest rate. Then the loan is considered impaired due to present value calculations, or 2) full collection of all principal and interest as currently scheduled is not expected.

The Company's policy with respect to the recognition of interest income for impaired loans is to recognize the income on an accrual basis for only those loans that are not on nonaccrual. If the loan is on nonaccrual the interest received is generally not recognized as income however, applied as reduction to the principal. Income may be recognized on a cash basis on nonaccrual only if the net principal balance is adequately covered by collateral and has shown minimum of six months performance to current program.

According to Company policy a loan that is not performing or has been non performing for over 90 days is charged off unless sufficient collateral is held to offset the loss amount. If collateral is held, then appropriate measures should be taken to obtain possession of the collateral for immediate sale. This policy applies to all types of loans including impaired loans.

The following table shows the total charge offs, recoveries and the net result for the three months ended March 31, 1996 and 1995.

                               Three Months Ended:

                                    March 31
                                1996      1995
   (in thousands)               ----      ----
Charge Offs                        253     619
Recoveries                         148      64
Net Charge Offs                    105     555

For the three months March 31, 1996 and 1995 the Company added $300,000 and $775,000 respectively to its reserve for loan and lease losses. The reserve balance as of March 31, 1996 was $6,736,000 which was 3.53% of total loans and leases which compares with $5,880,000 and 2.89%, respectively, on March 31, 1995.

                             RESULTS OF OPERATIONS

INTEREST INCOME AND INTEREST EXPENSE

The Company's primary source of revenue is interest income. The average interest earning assets increased to $301,607,000 in the first quarter of 1996 compared to $268,757,000 in the first quarter of 1995. The net interest income without the loan fees increased from $4,101,00 to $4,284,000 from the first quarter of 1995 to the same period of 1996 . The net yield without the loan fees decreased from 6.19 to 5.71 as the yield on earning assets decreased from 8.72% to 8.01% from the first quarter of 1995 to first quarter of 1996. This was due to reduced interest rates and because a significantly larger percentage of earning assets was invested in low yielding Fed Funds Sold in the first quarter of 1996 compared to the same period of 1995. The Company continued to focus on monitoring the performance of the outstanding loans, identifying potential problems and collecting identified problem loans and real estate owned. At the same time, the Company has maintained its refined loan underwriting and approval process, seeking higher quality credits which reduced the volume of loans meeting the tightened criteria.

The following table shows the average balances of interest earning assets and interest bearing liabilities and interest earned and paid on those balances.

                                                           1st Quarter 1996                             1st Quarter 1995
                                                           ----------------                             ----------------

                                                Average                      Interest        Average                      Interest
                                                Balance       Interest           Rate        Balance       Interest           Rate
                                                -------       --------       --------        -------       --------       --------
Assets
Securities                                       63,136            928           5.91         61,354            810           5.35
Fed Funds                                        43,330            573           5.32          5,314             78           5.94
Loans                                           195,141          4,505           9.29        202,089          4,890           9.81
                                                -------          -----           ----        -------          -----           ----
 TOTAL                                          301,607          6,007           8.01        268,757          5,778           8.72
                                                -------          -----           ----        -------          -----           ----
Liabilities
Savings                                         119,168            843           2.85        120,009            842           2.85
Time                                             64,203            821           5.14         57,581            784           5.52
Other                                             2,350             59          10.09          2,867             51           7.13
                                                  -----             --          -----          -----          -----           ----
 TOTAL                                          185,720          1,723           3.73        180,457          1,677           3.77
                                                -------          -----           ----        -------          -----           ----
Net Interest Income                                              4,284                                        4,101
Net Spread on Earning Assets                                                     5.71                                         6.19

OTHER INCOME AND OTHER EXPENSES - Non-interest income increased by $294,000 to $703,000 in the first quarter of 1996 compared to $409,000 for the same period a year ago. The increase was largely in three categories:

1. Escrow fees increased by $94,000 from $27,000 in the first quarter of 1995 to $121,000 in 1996. The increase was due to increased marketing efforts and an increase in staff in the escrow division.

2. During first quarter of 1995 the Company sold some securities in the amount of approximately $21,000,000 at a loss of $72,000. These securities were originally purchased with very short maturities to meet a projected cash outflow during the first quarter of 1995.

3. Rental income on other real estate owned increased from $5,000 in the first quarter of 1995 to $53,000 in the first quarter of 1996.

Non-interest expense increased by $605,000 from $3,562,000 in the first quarter of 1995 to $4,167,000 in 1996. Following is a summary of changes in various categories of non-interest expense for the first quarter of 1996 compared to the same period of 1995.

Advertising                      $59,000
Loan Related Expense              54,000
Salaries & Benefits              350,000
Occupancy, Furniture & Eq.       (13,000)
Data Processing                  147,000
Legal Fees                        80,000
Regulatory Assessments           (67,000)
Losses on OREO                  (113,000)
                                 -------
Other                            108,000
Total                           $605,000

The major increases or decreases were in the following categories:

1. Salaries and benefits increased due to additions to the staff in the escrow division due to increasing business activity(see Results of Operation-Other Income), in business development to generate future loan and deposit growth and opening of a new branch in Fountain Valley.

2. Data Processing increased due to upgrading the Bank's data processing systems and increases related to data processing expenses that the Bank pays for its customers who maintain large profitable accounts.

3. Legal fees remained high as the Bank continues to resolve problem loans and other litigation matters.

4. Regulatory Assessments decreased as FDIC reduced the assessment rate from .29% per $100 in annualized deposits in the first quarter of 1995 to .17% in 1996.

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF and SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, an amendment to FASB Statement No. 65. The provisions of these statements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not believe the application of SFAS Nos. 121 and 122 will have a material impact on its financial condition and results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flow.

LIQUIDITY AND CAPITAL RESOURCES

It is the Company's policy to always maintain adequate liquidity in cash, federal funds and in readily marketable government securities. The Company's total liquid assets on March 31, 1996 were: Cash and Due From Banks $25,983,000, Federal Funds Sold $36,000,000, and Investment Securities free of collateral $64,250,000; totaling $126,233,000 or 38% of total assets. Additionally, the majority of the Company's loans are on a short term basis, maturing in approximately one year, which, combined with lines of credit with correspondent banks, provides additional liquidity.

In December 1988, the Company obtained a $3,000,000 term loan from another financial institution for the purpose of providing additional capital to the Bank. The Credit Agreement for this loan was amended pursuant to a Second Amendment to the credit agreement dated August 25, 1994. The loan, as amended, bears interest at a fluctuating rate per annum equal to .75% in excess of the lender's reference rate. Interest was payable monthly on the unpaid principal balance of the loan and required prepayment of 40% of the proceeds of any stock offering or placement of debt or equity. Principal was to be repaid January 1, 1997. The Second Amendment was supported by a Support Agreement between a shareholder Director of the Company and the Company whereby the shareholder guaranteed the payment of the loan.

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

During 1995, the Company obtained $3,200,000 in proceeds from a private placement of the Company's common stock. The Company contributed $2,900,000 of the proceeds into the Bank as additional capital. One shareholder who purchased 289,000 shares at $6.75 per share (9.9% of the total shares outstanding), has an option to purchase an additional 267,000 shares at $ 6.75 per share (which would bring total shares owned by the shareholder to 556,000 shares or 17.4% of the shares which would then be outstanding). The option was subject to the approval by the Federal Reserve Board. The optionee has indicated interest in exercising this option, subject to mutual agreement upon conditions.

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

On December 31, 1990, new risk based capital requirements became effective. Under the requirements, holding companies and banks are required currently to maintain minimum ratios of total capital and "core" (Tier 1) capital to risk-weighted assets; however, under the terms of its formal agreement with the Comptroller, the Bank is required to maintain capital in excess of this minimum requirement. The regulatory capital requirements, capital requirements under the formal agreement and the Bank and Company's actual capital ratios are shown in the following table as of the dates indicated:

- ------------------------------------------------------------------------------------------------------------------------------------
                                                              March 31,
                                               1996                                                    1995
                                                                     Excess                                                 Excess
                                       Per                Excess         to                   Per                Excess         to
                        Minimum     Formal                    to     Formal    Minimum     Formal                    to     Formal
                      Statutory  Agreement     Actual  Statutory  Agreement  Statutory  Agreement     Actual  Statutory  Agreement
- ------------------------------------------------------------------------------------------------------------------------------------
FOR THE BANK

Risk-based Capital:
  Tier 1                  4.00%        n/a     10.36%      6.36%        n/a      4.00%        n/a     10.47%      6.47%        n/a

Total Risk-based          8.00%      9.00%     11.61%      3.61%      2.61%      8.00%      9.00%     11.72%      3.72%      2.72%

Tier 1 leverage
  Ratio(1)                4.00%      6.00%      6.85%      2.85%       .85%      4.00%      6.00%      7.69%      3.69%      1.69%

FOR THE COMPANY

Risk-based Capital:
  Tier 1                  4.00%        n/a      9.73%      5.73%        n/a      4.00%        n/a      9.68%      5.68%        n/a

Total Risk-based          8.00%        n/a     10.98%       2.98        n/a      8.00%        n/a     10.92%      2.92%        n/a

Tier 1 leverage
  Ratio                   4.00%        n/a      6.43%      2.43%        n/a      4.00%        n/a      7.16%      3.16%        n/a

(1)  In some circumstances this minimum ratio may be 3%.

As of March 31, 1996 and 1995, the Bank and the Company were in compliance with statutory risk-based capital requirements and the Bank was in compliance with the more stringent capital requirements imposed by the Formal Agreement.

SIGNATURES:


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA COMMERCIAL BANKSHARES
(Registrant)





Date:        May 11, 1996       William H. Jacoby
           ----------------   ----------------------------------
                                William H. Jacoby
                                   President




Date:        May 11, 1996       Abdul S. Memon
           ----------------   ----------------------------------
                                Abdul S. Memon
                            Chief Financial Officer