Form 10-Q
period 1996-06-30
CALIFORNIA COMMERCIAL BANKSHARES
filed 1996-08-14
CIK 704886

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

- --------------------------------------------------------------------------------

                                      FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934.

    FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 1996
                                    -----------------

    COMMISSION FILE NUMBER    2-78788
                             ---------


                           CALIFORNIA COMMERCIAL BANKSHARES
                     --------------------------------------

                   CALIFORNIA                           95-3819471
          ----------------------------------     ----------------------------
         (STATE OF OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION
         INCORPORATION OR ORGANIZATION)          NUMBER)



                     4100 NEWPORT PLACE, NEWPORT BEACH, CA  92660
                ------------------------------------------------
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

- --------------------------------------------------------------------------------

    REGISTRANT'S TELEPHONE NUMBER   (714) 863-2300
                                   -------------------

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





ITEM 1.       FINANCIAL STATEMENTS


              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              FOR THREE MONTHS AND SIX MONTHS ENDED
              JUNE 30, 1996 AND 1995.


              CONSOLIDATED CONDENSED BALANCE SHEETS
              JUNE 30, 1996 AND DECEMBER 31, 1995.


              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              SIX MONTHS ENDED JUNE 30, 1996 AND 1995.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
              JUNE 30, 1996.


ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

                  CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              (000'S OMITTED)(UNAUDITED)




                                                    SIX MONTHS ENDED            THREE MONTHS ENDED
                                                        JUNE 30                       JUNE 30
                                                  1996           1995           1996          1995
                                                  ----           ----           ----          ----
INTEREST AND FEE INCOME:

  Loans and Leases                              10,082         10,219          5,312         5,151
  Investment Securities                          2,173          1,539          1,245           729
  Federal Funds Sold                             1,008            419            435           341
                                               --------       --------       --------      ---------
   Total Interest and Fee Income                13,263         12,177          6,992         6,221

INTEREST EXPENSE:

  Deposits                                       3,272          3,360          1,608         1,734
  Securities Sold Under Agreement
   to Repurchase                                     0              8              0             0
  Note Payable                                     131             95             72            52
                                               --------       --------       --------      ---------
   Total Interest Expense                        3,403          3,463          1,680         1,786

NET INTEREST INCOME                              9,860          8,714          5,312         4,435

PROVISION FOR LOAN / LEASE LOSSES                  700          1,000            400           225

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN / LEASE LOSSES                         9,160          7,714          4,912         4,210

OTHER INCOME:
  Escrow Fees                                      311             86            190            59
  Service Charges                                  597            476            306           223
  Securities Gains                                   0            (72)             0             0
  Gain on Sale of Loans                          1,003              0          1,003             0
  Other Income                                     601            449            310           248
                                               --------       --------       --------      ---------
   Total Other Income                            2,512            939          1,809           530

OTHER EXPENSES:
  Salaries and Employee Benefits                 4,276          3,703          2,098         1,875
  Occupancy, Furniture and Equipment             1,160          1,031            649           508
  Data Processing                                  482            139            264            68
  Supplies                                         210            168            113            74
  Legal Fees                                     1,023            494            825           376
  Regulatory Assessments                           282            415            142           207
  Losses (Gain) on OREO                           (267)           861           (366)          649
  Other                                          1,473          1,139            747           631
                                               --------       --------       --------      ---------
   Total Other Expenses                          8,639          7,950          4,472         4,388

INCOME BEFORE INCOME TAXES                       3,033            703          2,249           352

  INCOME TAXES                                   1,213            280            899           139

NET INCOME                                       1,820            423          1,350           213

EARNINGS PER COMMON SHARE                        $0.61         $ 0.17          $0.45        $ 0.09


                           CALIFORNIA COMMERCIAL BANKSHARES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (000'S OMITTED)
                                        ASSETS

                                                 JUNE 30    DECEMBER 31
                                                    1996           1995
                                                 --------       --------

Cash and Due From Banks
  Non Interest-Bearing                           $31,352        $28,549
  Interest-Bearing                                    50
Investment Securities - Available for Sale        82,853         62,283
Federal Funds Sold                                36,500         45,000

Loans, net of unearned interest:
Commercial                                        75,527         84,271
Real Estate - Construction                        26,072         22,593
Real Estate - Equity line                          5,901          7,039
Real Estate - Mortgage                            68,155         55,207
Installment and Other                             15,653         13,120
Lease Contracts Receivable                         2,867          3,064
                                                ---------      ---------
                                                 194,175        185,294
Less: Deferred Loan Fees & Costs                    (471)          (702)
                                                ---------      ---------
                                                 193,704        184,592
Less: Reserve for Loan Loss                       (5,763)        (6,542)
                                                ---------      ---------
Total Loans, net                                 187,941        178,050

Loans Available for Sale                           4,768          9,620
Real Estate Owned                                  2,268          2,165
Bank Premises, Furniture & Equipment               1,379          1,150
Accrued Interest Receivable                        3,003          2,649
Deferred Income Taxes                              2,249          2,249
Prepaid Expenses and Other Assets                  1,581          2,328
                                                ---------      ---------
Total Assets                                    $353,944       $334,043
                                                ---------      ---------
                                                ---------      ---------

                         LIABILITIES AND SHAREHOLDERS EQUITY
Deposits:
Demand Deposit
  Non Interest Bearing                          $138,940       $130,660
  Interest Bearing                                75,577         65,301
Savings Deposits                                  56,065         45,312
Time Certificates $100,000 and over               30,355         34,718
Other Time Deposits                               25,491         32,513
                                                ---------      ---------
Total Deposits                                   326,428        308,504

Note Payable                                       2,350          2,351
Interest Payable                                     162            221
Other Liabilities                                  2,473          1,848
Shareholders Equity:
  Capital Stock - Authorized 10,000,000 shares;
  issued and outstanding 2,944,000 in 1996 and
  2,922,000 in 1995                               14,171         14,077
Paid in Capital                                      446            470
Retained Earnings                                  8,268          6,448
Unrealized Gain (Loss) on investment securities
  available for sale (net of tax)                   (354)           124
                                                ---------      ---------
Total Liabilities and Shareholders Equity       $353,944       $334,043
                                                ---------      ---------
                                                ---------      ---------

                           CALIFORNIA COMMERCIAL BANKSHARES
                         CONSOLIDATED STATEMENT OF CASH FLOW
                           FOR THE SIX MONTHS ENDED JUNE 30
                                   (000'S OMITTED)
                                     (UNAUDITED)



                                                                  1996           1995
                                                                ------         ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                               1,820            423
Adjustments to reconcile net income (loss) to net
  cash from operating activities:
   Depreciation and Amortization                                  206            251
   Amortization of discounts and premiums on
    investment securities available for sale                      241            402
   Provision for loan and lease losses                            700          1,000
   Provision for expenses on other real estate owned                             118
   (Gain) loss on sale of other real estate owned                (427)           163
   (Gain) loss on sale of property                                 (8)
   (Increase) decrease in accrued interest receivable            (354)           128
   (Decrease) increase in deferred loan fees                     (231)           166
   Increase (decrease) in unearned lease income                     2            (51)
   Decrease (increase) in other assets                          1,004           (381)
   Net increase (decrease) in interest payable and
    other liabilities                                             566            692
                                                              --------       --------
    Net cash from operating activities                          3,519          2,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investment securities
  available for sale                                           20,135          4,084
Purchase of investment securities available for sale          (41,681)       (13,114)
Proceeds from sale of investment securities                                   21,088
Net (increase) decrease in loans and investment in leases      (6,265)        (4,046)
Recoveries of loans and investment in leases                      228            137
Purchases of property                                            (435)          (331)
Proceeds from sale of property                                      8              4
Additions to other real estate owned                             (142)
Proceeds from sale of other real estate owned                     993            770
                                                              --------       --------
  Net cash from investing activities                          (27,159)         8,592

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                            17,924         18,093
(Decrease) increase in note payables                               (1)
Proceeds from exercise of common stock options                     70              8
                                                              --------       --------
  Net cash from financing activities                           17,993         18,101

Net (Decrease) Increase In Cash and Cash Equivalents           (5,647)        29,604
Cash And Cash Equivalents At Beginning of Year                 73,549         23,315
                                                              --------       --------

Cash And Cash Equivalents At June 30                           67,902         52,919
                                                              --------       --------
                                                              --------       --------


                       CALIFORNIA COMMERCIAL BANKSHARES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:


NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


NOTE 2 - EARNINGS PER SHARE WERE COMPUTED BASED ON THE FOLLOWING WEIGHTED AVERAGE OUTSTANDING SHARES:


        Six months ended June 30, 1996..........3,001,000


        Six months ended June 30, 1995..........2,459,000

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

The following chart shows comparative data for selected items of the financial statements:


                                          AVERAGES FOR THE THREE MONTHS ENDED
                                                                             PERCENT
                                               JUNE 30        JUNE 30       INCREASE/
  (IN THOUSANDS)                                1996           1995        (DECREASE)
                                              ---------      ---------     -----------
Total Assets:                                 $343,846       $300,452          14.44
Investment securities:                          83,926         52,717          59.20
Fed funds sold:                                 34,131         23,178          47.25
Gross loans:                                   195,389        200,359          (2.48)
Total deposits:                                316,889        274,629          15.39
Interest bearing deposits                      183,597        180,263           1.85
Other interest bearing liabilities:              2,350          2,351           (.04)



                                            AVERAGES FOR THE SIX MONTHS ENDED
                                                                             PERCENT
                                               JUNE 30        JUNE 30       INCREASE/
  (IN THOUSANDS)                                1996           1995        (DECREASE)
                                              ---------      ---------     -----------
Total Assets:                                 $335,552       $296,979          12.99
Investment securities:                          73,539         56,992          29.03
Fed funds sold:                                 38,708         14,359          69.57
Gross loans:                                   195,263        201,218          (2.96)
Total deposits:                                310,130        270,914          14.48
Interest bearing deposits                      183,475        178,954           2.53
Other interest bearing
 LIABILITIES:                                    2,350          2,600          (9.62)



During 1995 the Company employed additional staff in its business development department. As a result, the deposits and total assets continued to increase in 1995 and 1996. However, the total loans declined as the Bank continued to work on collecting problem loans and economic growth in the area remained modest.
The combination of increased deposits and lower loans outstanding, resulted in increased liquidity which was invested in investment securities and Fed Funds sold. Other interest bearing liabilities are comprised of note payable in the amount of $2,350,000 and Securities sold under agreement to repurchase. During 1996, no securities were sold under repurchase agreement.

The following table shows average earning assets and interest bearing liabilities and their relative cost and yield without loan fees and loan costs.


                                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                                         1996                          1995
                                                         ----                          ----
                                                                                                           PERCENT
                                                                                                          INCREASE/          YIELD
(IN THOUSANDS)                                    AMT             YLD           AMT            YLD       (DECREASE)           DIFF
                                                  ---             ---           ---            ---       ----------           ----
Average Earning
  Assets                                      $313,446           8.77       $276,255          8.69          13.46              .08
Average interest
  bearing liabilities                         $185,947           3.63       $182,614          3.92           1.82             (.29)




                                                         FOR THE SIX MONTHS ENDED JUNE 30,

                                                         1996                          1995
                                                         ----                          ----
                                                                                                           PERCENT
                                                                                                          INCREASE/          YIELD
(IN THOUSANDS)                                    AMT             YLD           AMT            YLD       (DECREASE)           DIFF
                                                  ---             ---           ---            ---       ----------           ----
Average Earning
  Assets                                      $307,510           8.40       $272,569          8.70          12.82             (.30)
Average interest
 bearing liabilities                          $185,825           3.68       $181,554          3.85           2.35             (.17)




During the second quarter of 1996 the Company sold three loans which had been designated as "Available for Sale" during the third quarter of 1995. The sale resulted in a gain of $1,003,000 and collection of unrecognized interest income of $120,000. Additionally the Company placed three loans on accrual which had been on non-accrual and recognized interest income of $424,000. Of the total interest recognized on loans sold and loans placed on accrual during the three months ended June 30, 1996, $145,000 pertains to the first quarter of 1996 and $352,000 pertains to the year 1995. The foregoing items increased the stated yield as reflected in the charts above. (See results of operations.)

According to Company policy loans past due 90 days or more as to interest or principal payments are placed on non-accrual. Loans accounted for on a non-accrual basis amounted to $7,184,000 on June 30, 1996 as compared to $11,690,000 on June 30, 1995. Other real estate owned totaled $2,268,000 on June 30, 1996 as compared to $5,868,000 on June 30, 1995.

The Company follows SFAS 114 with respect to impaired loans which states - "A loan is impaired when, based on current financial information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement...All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement." (See Accounting Pronouncements)

A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Six months is the maximum period of delay allowed before a loan is considered impaired. As of June 30, 1996 the aggregate amount of impaired loans measured under present value method and fair value methods were $4,792,000.

The following loans are exempt from SFAS 114 due to their characteristics as smaller balance homogeneous loans; credit card loans, leases, overdraft protection loans and consumer loans. Risk in these loans is accounted for by applying an historic loss percentage to the loan pool.

Difference between non-accrual and impaired loans:

Non-Accrual Loans - These loans are on non accrual primarily for one of two reasons; 1) the loan is past due in interest or principal payments for 90 days or more but sufficient collateral is held to offset any potential loss, or 2) full payment of all principal plus interest is doubtful.

Impaired Loan - A loan can be impaired also for two reasons; 1) a restructure of the original note has occurred resulting in a reduced interest rate. Then the loan is considered impaired due to present value calculations, or 2) full collection of all principal and interest as currently scheduled is not expected.

The Company's policy with respect to the recognition of interest income for impaired loans is to recognize the income on an accrual basis for only those loans that are not on non-accrual. If the loan is on non-accrual the interest received is generally not recognized as income, however it is applied as reduction to the principal. Income may be recognized on a cash basis on non-accrual loans only if the net principal balance is adequately covered by collateral and has shown a minimum of six months performance to current program.

The following table shows the total charge offs, recoveries and the net result for the three months ended June 30, 1996 and 1995.

                      FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                               JUNE 30                       JUNE 30
                         1996           1995           1996           1995
                         ----           ----           ----           ----

Charge Offs            $1,453         $1,178         $1,706         $1,798
Recoveries                 80             72            228            137
Net charge Offs
 (recoveries)          $1,373         $1,106         $1,478         $1,661


For the three months and six months ended June 30, 1996 the Company added $400,000 and $700,000 respectively to its reserve which compares with $225,000 and $1,000,000 for the same periods in 1995. The reserve balance as of June 30, 1996 was $5,763,000 which was 2.90% of total loans and leases which compares with $4,999,000 and 2.52%, respectively, on June 30, 1995.

                                RESULTS OF OPERATIONS

INTEREST INCOME AND INTEREST EXPENSE

The Company's primary source of revenue is interest income. The net yield without the loan fees on interest earning assets increased to 6.62% and 6.17% for the second quarter and six months ended June 30, 1996 from 6.10% and 6.14% during the the same periods of 1995. The net interest income without the loan fees increased to $5,157,000 and $9,440,000 for the three and six months ending
June 30, 1996 from $4,198,000 and $8,299,000 for the same periods of 1995.   The
average yield on earning assets increased by .08% from 8.69% in the second quarter of 1995 to 8.77% in 1996 and declined by .30% from 8.70% for the six months ending June 30, 1995 to 8.40% for the same period of 1996. The average interest rate paid on interest bearing liabilities decreased by

 .29% from 3.92% in the second quarter of 1995 to 3.63% in 1996 and by .17% from 3.85% for the six months ending June 30, 1995 to 3.68% for the same periods of 1996.

During the second quarter of 1996 the Company sold three loans. These loans had been designated as "Available for Sale" during 1995. The sale resulted in a gain of $1,003,000 and collection of unrecognized interest income of $120,000. Additionally the company placed three loans on accrual which had been on non-accrual and recognized interest income of $424,000. Of the total interest recognized on loans sold and loans placed on accrual during the second quarter of 1996, $145,000 pertains to the first quarter of 1996 and $352,000 pertains to the year 1995. If adjusted for the above the yield on earning assets for the second quarter and six months ending June 30, 1996 would have been 8.13% and 8.17%.

The average outstanding loans have continued to decline as the Company focused on monitoring the performance of the outstanding loans, identifying potential problems and collecting identified problem loans and selling real estate owned. At the same time, the Company has maintained its refined loan underwriting and approval process, seeking higher quality credits which reduced the volume of loans meeting the tightened criteria.

The following table shows the average balances of interest earning assets and interest bearing liabilities and interest earned and paid on those balances.

                                       THREE MONTHS ENDED
                          JUNE 30, 1996                                JUNE 30, 1995
                          -------------                                -------------
                       AVERAGE                         INTEREST     AVERAGE                         INTEREST
Assets                 BALANCE        INTEREST             RATE     BALANCE       INTEREST              RATE
                       -------        --------             ----     -------       --------              ----
Securities             83,926          1,245              5.97      52,717            730              5.55
Fed Funds              34,131            435              5.13      23,178            341               .91
Loans                 195,389          5,157             10.62     200,359          4,914              9.84
                      -------         ------           -------     -------         ------           -------
 TOTAL                313,446          6,837              8.77     276,254          5,985              8.69
                      -------         ------           -------     -------         ------           -------
                      -------         ------           -------     -------         ------           -------
Liabilities
Savings               126,091            898              2.86     119,744            850              2.85
Time                   57,506            711              4.97      60,519            885              5.86
Other                   2,350             71             12.15       2,351             52              8.88
                      -------         ------           -------     -------         ------           -------
 TOTAL                185,947          1,680              3.63     182,614          1,787              3.92
                      -------         ------           -------     -------         ------           -------
                      -------         ------           -------     -------         ------           -------
Net Interest
  Income                               5,157                                        4,198
Yield on Earning
  Assets                                                  6.62                                         6.10

                                       SIX MONTHS ENDED
                          JUNE 30, 1996                                JUNE 30, 1995
                          -------------                                -------------
                       AVERAGE                         INTEREST     AVERAGE                         INTEREST
Assets                 BALANCE        INTEREST             RATE     BALANCE       INTEREST              RATE
                       -------        --------             ----     -------       --------              ----
Securities             73,539          2,173              5.94      56,992          1,539              5.45
Fed Funds              38,708          1,008              5.24      14,359            419              5.89
Loans                 195,263          9,662              9.95     201,218          9,804              9.83
                      -------         ------           -------     -------         ------           -------
 TOTAL                307,510         12,843              8.40     272,569         11,762              8.70
                      -------         ------           -------     -------         ------           -------
                      -------         ------           -------     -------         ------           -------
Liabilities
Savings               122,622          1,741              2.86     119,882          1,692              2.85
Time                   60,853          1,532              5.06      59,072          1,669              5.70
Other                   2,350            130             11.12       2,600            102              7.95
                      -------         ------           -------     -------         ------           -------
 TOTAL                185,825          3,403              3.68     181,554          3,463              3.85
                      -------         ------           -------     -------         ------           -------
                      -------         ------           -------     -------         ------           -------
Net Interest
  Income                               9,440                                        8,299
Yield on Earning
  Assets                                                  6.17                                         6.14

OTHER INCOME AND OTHER EXPENSES - Non-interest income increased significantly by $1,279,000 to $1,809,000 in the second quarter of 1996 compared to $530,000 in the same period a year ago. For the six months ending June 30, 1996 the non-interest income increased by $1,573,000 to $2,512,000 from $939,000 a year ago.The increase was due to the following:

1. Escrow fees increased by $131,000 for the quarter and $225,00 for the six months ending June 30, 1996. The increase was due to increased marketing efforts and an increase in staff in the escrow division, along with greater activity in the local real estate market.

2. Service charges increased by $83,000 for the quarter and $121,000 for the six months ending June 30, 1996. The increase was due to the increase in deposits.

3. During first quarter of 1995 the Company sold some securities in the amount of approximately $21,000,000 at a loss of $72,000. These securities were originally purchased with very short maturities to meet a projected cash outflow during the first quarter of 1995.

4. Gain on sale of loans - During second quarter of 1996 the Company sold three loans which were designated as "Available for Sale", at gain of $1,003,000.

5. Other income increased by $62,000 for the quarter and $152,000 for the six months ending June 30, 1996. The increases were in various categories.

Non-interest expense increased by $84,000 from $4,388,000 in the second quarter of 1995 to $4,472,000 in 1996. For the six months ending June 30, 1996 the expense increased by $689,000 from $7,950,000 in 1995 to $8,639,000 in 1996.
Following is a summary of changes in various categories of non-interest expense for the second quarter of 1996 and six month ending June 30, 1996 compared to the same periods of 1995.

                              SIX MONTHS        THREE MONTHS
                             -----------        ------------
Salaries & Benefits            $573,000            $223,000
Occupancy, Furniture & Eq.      129,000             141,000
Date Processing                 343,000             196,000
Supplies                         42,000              39,000
Legal Fees                      529,000             449,000
Regulatory Assessments         (133,000)            (65,000)
Losses (Gain) on OREO        (1,128,000)         (1,015,000)
Other                           334,000             116,000
                             ----------          ----------
Total                          $689,000             $84,000

The major increases or decreases were in the following categories:

1. Salaries and benefits increased due to additions to the staff in the escrow division due to increasing business activity(see Results of Operation-Other Income), in business development to generate future loan and deposit growth and opening of a new branch in Fountain Valley.

2. Occupancy expense increased due to an assessment of common area maintenance charges by the management company for the years 1993, through June of 1996, which had not been billed for the Newport Beach location. Also, opening the new branch in Fountain Valley added to the occupancy expense.

3. Data Processing increased due to upgrading the Bank's data processing systems and increases related to data processing expenses that the Banks incurs for its customers who maintain large profitable accounts.

4. Legal fees remained high as the Bank continues to resolve problem loans and other litigation matters. Management of the Company evaluates the Company's or the Bank's exposure to litigation matters individually and in the aggregate and provides for potential losses on such litigation if, in management's judgment, the amount of the loss is determinable and the incurrence of the loss is probable. There are currently two legal matters described below which involve a claim of damages in excess of $750,000.

    National Bank adv. Rousseau et al is a class action lawsuit filed, in San Diego Superior Court on July 7, 1995 for aggregate losses exceeding $100,000,000 by investors with accounts administered by First Pension Corporation. The Bank, in its custodial capacity, is one of a number of financial institutions that performed financial services for First Pension Corporation that have been named as defendants in the action. The complaint has been dismissed on two occasions with leave to amend the complaint. Additionally, a receiver for First Pension Corporation has filed a similar action in the U.S. District Court for the Central District of California.

    National Bank of Southern California, plaintiff, vs. Vincent E. Galewick/ Performance Development, Inc. is an interpleader action filed by the Bank on August 22, 1995 in the Orange County Superior Court in response to an order to freeze the defendant's account and claims against such accounts received from other parties. The defendant filed a cross complaint against the Bank claiming damages for lost profits of $45,000,000 arising from the Bank's freezing the accounts.

5. Regulatory Assessments decreased as FDIC reduced the assessment rate from .29% per $100 in annualized deposits in 1995 to .17% in 1996.

6. Gain or loss on REO: In 1995, the total losses and expenses on other real estate owned were $649,000 for the second quarter and $861,000 for the six months. With the reduced amount of other real estate owned in 1996 the expense has declined significantly. Additionally, in the second quarter of 1996 the Company sold two foreclosed properties at a gain of $425,000.

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

LIQUIDITY AND CAPITAL RESOURCES

It is the Company's policy to always maintain adequate liquidity in cash, federal funds and in readily marketable government securities. The Company's total liquid assets on June 30, 1996 were: Cash and Due From Banks $31,352,000, Federal Funds Sold $36,500,000, and Investment Securities free of collateral $72,947,000; totaling $140,799,000 or 40% of total assets. Additionally, the majority of the Company's loans are on a short term basis, maturing in approximately one year, which, combined with lines of credit with correspondent banks, provides additional liquidity.

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

To compensate the shareholder Director for signing the Support Agreement, the Company signed a Holding Company Support Agreement whereby the Company: (1) paid the shareholder a standby fee of $23,500 in 1994 and 1995, and (2) will issue to the shareholder on or prior to March 31, 1997 warrants to purchase 25,000 shares of common stock of the Company at an exercise price per share equal to 80% of the book value per share of the Company on December 31, 1996.

During the third quarter of 1995, the Company obtained $3,200,000 in proceeds from a private placement of the Company's common stock. The Company contributed $2,900,000 of the proceeds into the Bank as additional capital. One shareholder, a limited partnership which purchased 289,000 shares at $6.75 per share (9.9% of the total shares outstanding), obtained an option to purchase an additional 267,000 shares at $ 6.75 per share (which would bring total shares owned by the shareholder to 556,000 shares or 17.4% of the shares which would then be outstanding). The option was subject to the approval by the Federal Reserve Board. The optionee's purchase is subject to mutual agreement upon conditions.

In March of 1996 the Company obtained a loan for $2,350,000 from the shareholder Director and paid off the outstanding balance of $2,350,000 to the lending financial institution to allow the Company to contribute the maximum amount from the proceeds of the stock offering into the Capital of the Bank. The new note bears an interest rate of 3% over prime rate with interest only payable quarterly for the first year and thereafter $125,000 plus interest payable quarterly. The remaining principal and interest is due on April 1, 1999.

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

                                                             AT JUNE 30
                                          1996                                          1995
- -------------------------------------------------------------------------------------------------------------------------------
                                                                    EXCESS                                              EXCESS
                                         PER             EXCESS         TO                   PER             EXCESS         TO
                        MINIMUM       FORMAL                 TO     FORMAL  MINIMUM       FORMAL                 TO     FORMAL
                        STATUTORY  AGREEMENT  ACTUAL  STATUTORY  AGREEMENT  STATUTORY  AGREEMENT  ACTUAL  STATUTORY  AGREEMENT
- -------------------------------------------------------------------------------------------------------------------------------

FOR THE BANK
Risk-based Capital:
  Tier                  4.00%      n/a        11.04%     7.04%       n/a      4.00%       n/a     10.15%     6.15%       n/a
Total Risk-based        8.00%     9.00%       12.29%     4.29%      3.29%     8.00%      9.00%    11.40%     3.40%      2.40%
Tier 1 leverage
  Ratio(1)              4.00%     6.00%        6.87%     2.87%       .87%     4.00%      6.00%     7.18%     3.18%      1.18%

FOR THE COMPANY
Risk-based Capital:
  Tier                  4.00%      n/a        10.36%     6.36%       n/a      4.00%       n/a      9.38%     5.38%       n/a
Total Risk-based        8.00%      n/a        11.61%     3.61%       n/a      8.00%       n/a     10.62%     2.62%       n/a
Tier 1 leverage/a
  Ratio                 4.00%      n/a         6.46%     2.46%       n/a      4.00%       n/a      6.69%     2.69%       n/a




(1) In some circumstances this minimum ratio may be 3%.

As of June 30, 1996 and 1995, the Bank and the Company were in compliance with statutory risk-based capital requirements and the Bank was in compliance with the more stringent capital requirements imposed by the Formal Agreement.

                           CALIFORNIA COMMERCIAL BANKSHARES



SIGNATURES:


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CALIFORNIA COMMERCIAL BANKSHARES
                                     (Registrant)




Date:    August 14, 1996     /s/William H. Jacoby
         -----------------   ----------------------
                               William H. Jacoby
                                  President, CEO



Date:    August 14, 1996     /s/Abdul S. Memon
         -----------------   ----------------------
                               Abdul S. Memon
                             Chief Financial Officer