Form 10-Q
period 1996-09-30
CALIFORNIA COMMERCIAL BANKSHARES
filed 1996-11-13
CIK 704886

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
 -----   THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended   SEPTEMBER 30, 1996
                                         --------------------

         Commission File Number    2-78788
                                  ---------


                       CALIFORNIA COMMERCIAL BANKSHARES
                    --------------------------------------

             CALIFORNIA                             95-3819471
  -----------------------------------     --------------------------------------
   (State of Other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)


                  4100 NEWPORT PLACE, NEWPORT BEACH, CA  92660
                 ------------------------------------------------
                    (Address of principal executive offices)


         Registrant's Telephone Number   (714) 863-2300
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 2,949,572.
     ---------

                         CALIFORNIA COMMERCIAL BANKSHARES
                                     INDEX


PART 1. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Statements of Income for three months and nine months ended
          September 30, 1996 and 1995.


          Consolidated Condensed Balance Sheets
          September 30, 1996 and December 31, 1995.


          Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995.


          Notes to Consolidated Financial Statements,
          September 30, 1996.


Item 2.   Management Discussion and Analysis of the Financial
          Condition and Results of Operations.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (000'S OMITTED)(UNAUDITED)

                                                NINE MONTHS ENDED     THREE MONTHS ENDED
                                                  SEPTEMBER 30           SEPTEMBER 30
                                                 1996       1995       1996       1995
                                               --------   --------   --------   ---------
INTEREST AND FEE INCOME:

  Loans and Leases                              15,032     15,150      4,950       4,931
  Investment Securities                          3,558      2,390      1,385         851
  Federal Funds Sold                             1,402        834        394         415
                                                ------     ------      -----       -----
    Total Interest and Fee Income               19,992     18,374      6,729       6,197

INTEREST EXPENSE:

  Deposits                                       4,903      5,192      1,631       1,832
  Securities Sold Under Agreement
    to Repurchase                                    0          8          0           0
  Note Payable                                     199        146         68          51
                                                ------     ------      -----       -----
    Total Interest Expense                       5,102      5,346      1,699       1,883

NET INTEREST INCOME                             14,890     13,028      5,030       4,314

PROVISION FOR LOAN / LEASE LOSSES                  700      4,274          0       3,274

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN / LEASE LOSSES                       14,190      8,754      5,030       1,040

OTHER INCOME:
  Escrow Fees                                      564        177        253          91
  Service Charges                                  888        712        291         236
  Gain (Loss) on Loans Available for Sale          665          0       (338)          0
  Other Income                                     843        773        242         324
                                                ------     ------      -----       -----
     Total Other Income                          2,960      1,662        448         651

OTHER EXPENSES:
  Salaries and Employee Benefits                 6,224      5,413      1,948       1,710
  Occupancy, Furniture and Equipment             1,751      1,517        591         486
  Data Processing                                  816        195        334          56
  Supplies                                         305        236         95          68
  Legal Fees                                     1,595        759        572         344
  Regulatory Assessments                           426        553        144          59
  Losses and Expenses on Oreo                     (200)     1,967         67       1,106
  Securities Losses                                  0         72          0           0
  Loss on Loans Available for sale                   0        756          0         756
  Other                                          2,298      1,748        825         609
                                                ------     ------      -----       -----
     Total Other Expenses                       13,215     13,216      4,576       5,194

INCOME BEFORE INCOME TAXES                       3,935     (2,800)       902      (3,503)

INCOME TAXES                                     1,575     (1,120)       362      (1,400)

NET INCOME                                       2,360     (1,680)       540      (2,103)

EARNINGS PER COMMON SHARE                        $0.78     $(0.67)     $0.18      $(0.83)

                       CALIFORNIA COMMERCIAL BANKSHARES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (000'S OMITTED)
                                    ASSETS

                                                September 30    December 31
                                                        1996           1995
Cash and Due From Banks
  Non Interest-bearing                            $ 25,151       $ 28,549
Investment Securities - Available for Sale         101,916         62,283
Federal Funds Sold                                  15,000         45,000

Loans, net of unearned interest:
Commercial                                          75,257         84,271
Real Estate - Construction                          23,148         22,593
Real Estate - Equity Line                            6,484          7,039
Real Estate - Mortgage                              70,578         55,207
Installment and Other                               20,117         13,120
Lease Contracts Receivable                           2,671          3,064
                                                  --------       --------
                                                   198,255        185,294
Less: Deferred Loan Fees & Costs                      (373)          (702)
                                                  --------       --------
                                                   197,882        184,592
Less: Reserve for Loan Loss                         (4,803)        (6,542)
                                                  --------       --------
Total Loans, net                                   193,079        178,050

Loans Available for Sale                             3,416          9,620
Real Estate Owned                                    2,836          2,165
Bank Premises, Furniture & Equipment                 1,420          1,150
Accrued Interest Receivable                          2,537          2,649
Deferred Income Taxes                                2,249          2,249
Prepaid Expenses and Other Assets                    1,872          2,328
                                                  --------       --------
Total Assets                                      $349,476       $334,043
                                                  ========       ========

                      LIABILITIES AND SHAREHOLDERS EQUITY
Deposits:
Demand Deposit
 Non Interest Bearing                               137,413      $130,660
 Interest Bearing                                    72,813        65,301
Savings Deposits                                     54,689        45,312
Time Certificates $100,000 and over                  32,133        34,718
Other Time Deposits                                  23,316        32,513
                                                   --------      --------
Total Deposits                                      320,364       308,504

Note Payable                                          2,350         2,351
Interest Payable                                        138           221
Other Liabilities                                     3,384         1,848
Shareholders Equity:
 Capital Stock - Authorized 10,000,000 shares;
 Issued and outstanding 2,950,000 in 1996 and
    2,922,000 in 1995                                14,232        14,077
Paid in Capital                                         446           470
Retained Earnings                                     8,809         6,448
Unrealized Gain (Loss) on investment securities
 available for sale  (net of tax)                      (247)          124
                                                   --------      --------
Total Liabilities and Shareholders Equity          $349,476      $334,043
                                                   ========      ========

                        CALIFORNIA COMMERCIAL BANKSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOW
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                (000'S OMITTED)
                                  (UNAUDITED)

                                                        1996       1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss)                                     2,360     (1,680)
 Adjustments to reconcile net income (loss) to net
 cash from operating activities:
 Depreciation and Amortization                           320        351
 Net Amort. Of Security Discounts and Premiums           300        654
 Provision for loan and lease losses                     700      4,274
 Provision for selling exp. on other Real Estate
  Owned                                                   82        453
 Loss (Gain) on sale of Investment Securities              0         72
 Loss (Gain) on Sale of Property                          (8)       (12)
 Gain on Sale of Other Real Estate Owned                (570)       522
 Loss on loans Available for Sale                          0        756
 Decrease (increase) in accrued Interest
  Receivable                                             112        676
 Decrease (Increase) on Other Assets                     656     (1,800)
 Net Increase (Decrease) in Interest Accrued
    Compensation Payable, and Other Liabilities          837      1,182
                                                    --------    -------
 Total Adjustments                                     2,429      7,128
                                                    --------    -------
 Net cash from operating activities                    4,789      5,448

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturity of Investment Securities      29,161      8,190
 Purchase of investment securities                   (69,665)   (26,141)
 Proceeds from Sale of Investment Securities               0     21,016
 Net Decrease (Increase) in Loans and Leases         (11,376)    (7,753)
 Increase / (Decrease) in Deferred Loan Fees            (329)       (24)
 Increase / (Decrease) in Unearned Lease Income          (30)      (108)
 Recoveries of Loans and Leases Charged Off              328        388
 Purchases of Property                                  (590)      (458)
 Proceeds from Sale of Property                            8         26
 Proceeds from Sale of Other Real Estate Owned         2,458      3,753
 Additions to other real estate owned                   (142)         0
                                                    --------   --------
 Net cash used in Investing Activities               (50,177)    (1,111)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Increase / (Decrease) in Deposits                11,860     23,379
 Proceeds from Exercise of Common Stock Options          131          8
 Paydown on Capital Note                                  (1)         0
                                                    --------   --------
 Net cash from financing activities                   11,990     23,387

 Increase (Decrease) In Cash and Cash Equivalents    (33,398)    27,724

 Cash And Cash Equivalents At Beginning Of Year       73,549     23,315
                                                    --------   --------
 Cash And Cash Equivalents At September 30, 1996      40,151     51,039
                                                    ========   ========

                       CALIFORNIA COMMERCIAL BANKSHARES


Notes To Consolidated Condensed Financial Statements:
-----------------------------------------------------

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


Note 2 - Earnings per share were computed based on the following weighted average outstanding shares:


         Nine months ended September 30, 1996..........3,016,000

         Nine months ended September 30, 1995..........2,490,000

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

The following chart shows comparative data for selected items of the financial statements:


                                               Averages for the
                                              three months ended
                                                                        Percent
                                         September 30   September 30   Increase/
                                            1996           1995       (Decrease)
(in thousands)                          ------------   ------------   ----------
Total Assets:                              $356,874       $321,415       11.03
Investment securities:                       92,272         63,581       45.12
Fed funds sold:                              28,656         28,492         .57
Gross loans:                                202,065        200,388         .84
Total deposits:                             328,101        295,578       11.00
Interest bearing deposits                   187,011        191,562       (2.38)
Other interest bearing liabilities:           2,406          2,351        2.34

                                              Averages for the
                                             nine months ended
                                                                       Percent
                                        September 30  September 30    Increase/
                                             1996         1995       (Decrease)
(in thousands)                          ------------  ------------   ----------
Total Assets:                             $343,348       $305,391       12.43
Investment securities:                      79,799         59,210       34.77
Fed funds sold:                             35,365         19,104       85.12
Gross loans:                               197,547        200,938       (1.69)
Total deposits:                            310,130        279,214       11.07
Interest bearing deposits                  183,475        183,195         .15
Other interest bearing
  liabilities:                               2,368          2,600       (8.92)

During 1995 the Company employed additional staff in its business development department. As a result, the deposits and total assets continued to increase in 1995 and 1996. However, the total loans remained stable as the Bank continued to work on collecting problem loans and economic growth in the area remained modest while competition remained strong for high quality loans. The combination of increased deposits and lower loans outstanding, resulted in increased liquidity which was invested in investment securities and Fed Funds sold. Other interest bearing liabilities are comprised of note payable in the amount of $2,350,000, securities sold under agreement to repurchase, and Fed Funds purchased. During 1996, no securities were sold under repurchase agreement.

The following table shows average earning assets and interest bearing liabilities and their relative cost and yield without loan fees and loan costs.

                               For the three months ended September 30,
                                1996               1995
                           --------------    ---------------
                                                              Percent
                                                             Increase/    Yield
(in thousands)             Amt      Yld      Amt      Yld    (Decrease)    Diff
                         --------   ----   --------   ----   ----------   ------
Average Earning
  Assets                 $322,993   8.05   $292,461   8.06       10.44     (.01)
Average interest
  bearing liabilities    $189,416   3.56   $193,913   3.85       (2.32)    (.29)

                               For the nine months ended September 30,
                               1996               1995
                          --------------    ---------------
                                                               Percent
                                                              Increase/    Yield
(in  thousands)             Amt      Yld      Amt      Yld    (DECREASE)    Diff
                          --------   ----   --------   ----   ---------   ------
Average Earning
  Assets                  $312.711   8.29   $279,252   8.48     11.98      (.19)
Average interest
 bearing liabilities      $187,038   3.64   $185,795   3.85       .67      (.21)

During the second quarter of 1996 the Company sold three loans which had been designated as "Available for Sale" during the third quarter of 1995. The sale resulted in a gain of $1,003,000 and collection of unrecognized interest income of $120,000. Additionally the Company placed three loans on accrual which had been on non-accrual and recognized interest income of $319,000. Of the total interest recognized on loans sold and loans placed on accrual during the nine months ended September 30, 1996, $272,000 interest pertains to the year 1995. The foregoing items increased the stated yield as reflected in the charts above. (See results of operations.)

According to Company policy loans past due 90 days or more as to interest or principal payments are placed on non-accrual. Loans accounted for on a non-accrual basis amounted to $6,833,000 on September 30, 1996 as compared to $7,751,000 on September 30, 1995. Other real estate owned totaled $2,836,000 on September 30, 1996 as compared to $4,906,000 on September 30, 1995.

The Company follows SFAS 114 with respect to impaired loans which states - "A loan is impaired when, based on current financial information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement - All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement." (See Accounting Pronouncements)

A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Six months is the maximum period of delay allowed before a loan is considered impaired. As of September 30, 1996 the aggregate amount of impaired loans measured under present value method and fair value methods were $4,197,000.

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

The following table shows the total charge offs, recoveries and the net result for the three months and nine months ended September 30, 1996 and 1995.

                     For the three months ended   For the nine months ended
                            September 30                September 30
                       1996            1995         1996           1995
                     --------       ----------   ----------    -----------
Charge Offs           $1,060         $4,111        $2,766         $5,909
Recoveries               100            250           328            387
Net charge Offs
 (recoveries)         $  960         $3,861        $2,438         $5,522


For the three months and nine months ended September 30, 1996 the Company added $0 and $700,000 respectively to its reserve which compares with $3,274,000 and $4,274,000 for the same periods in 1995. The reserve balance as of September 30, 1996 was $4,803,000 which was 2.39% of total loans and leases which compares with $4,454,000 and 2.24%, respectively, on September 30, 1995.

                             RESULTS OF OPERATIONS

Interest Income and Interest Expense
------------------------------------

The Company's primary source of revenue is interest income. The net yield without the loan fees on interest earning assets increased to 5.96% and 6.11% for the third quarter and nine months ended September 30, 1996 from 5.51% and 5.92% during the same periods of 1995. The net interest income without the loan fees increased to $4,856,000 and $14,296,000 for the three and nine months ending September 30, 1996 from $4,059,000 and $12,359,000 for the same periods
of 1995.   The average yield on earning assets remained approximately the same for the third quarter of 1996 and 1995. The average yield on earning assets for the nine months ending September 30, 1996 declined to 8.29% from 8.48% in 1995. This is due to increased deposits and low growth in loans resulting in excess liquidity invested in low yielding investment securities and fed funds sold.
The average interest rate paid on interest bearing liabilities decreased by .29% from 3.85% in the third quarter of 1995 to 3.56% in 1996 and by .21% from 3.85% for the nine months ending September 30, 1995 to 3.64% for the same periods of 1996.

During 1996 the Company sold one loan and placed two loans on accrual which had been on non-accrual and recognized interest income of $439,000. Of the total interest recognized on loans sold and loans placed on accrual during 1996, $40,000 pertains to the second quarter of 1996, $126,000 pertains to the first quarter of 1996 and $272,000 pertains to the year 1995. If adjusted for the above the yield on earning assets for the third quarter and nine months ending September 30, 1996 would have been 8.17% and 8.61% respectively.

The average outstanding loans have remained stable as the Company focused on monitoring the performance of the outstanding loans, identifying potential problems and collecting identified problem loans and selling real estate owned. At the same time, the Company has maintained its loan underwriting and approval process, seeking higher quality credits which reduced the volume of loans meeting the tightened criteria. The lower loan growth combined with significant increase in non - interest bearing demand deposits resulted in excess liquidity which was invested in low yielding short term securities and Fed Funds.

The following table shows the average balances of interest earning assets and interest bearing liabilities and interest earned and paid on those balances.

                                          Three months ended
                           September 30, 1996              September 30, 1995
                      -----------------------------   -----------------------------
                      Average              Interest   Average              Interest
Assets                Balance   Interest       Rate   Balance   Interest       Rate
                      -------   --------   --------   -------   --------   --------
Securities             92,272      1,385       5.96    63,581        850       5.31
Fed Funds              28,656        394       5.45    28,492        415       5.78
Loans                 202,065      4,776       9.38   200,388      4,677       9.26
                      -------     ------      -----   -------     ------       ----
 TOTAL                322,993      6,555       8.05   292,461      5,942       8.06
                      -------     ------      -----   -------     ------       ----

Liabilities
Savings               131,946        952       2.86   124,115        856       2.74
Time                   55,064        678       4.88    67,448        976       5.74
Other                   2,406         69      11.38     2,350         51       8.66
                      -------     ------      -----   -------     ------       ----
 TOTAL                189,416      1,699       3.56   193,913      1,883       3.85
                      -------     ------      -----   -------     ------       ----
Net Interest
  Income                           4,856                           4,059
Yield on Earning
  Assets                                       5.96                            5.51

                                            Nine months ended
                           September 30, 1996              September 30, 1995
                      -----------------------------   -----------------------------
                      Average              Interest   Average              Interest
Assets                Balance   Interest       Rate   Balance   Interest       Rate
                      -------   --------   --------   -------   --------   --------
Securities             79,799      3,558       5.96    59,210      2,390       5.40
Fed Funds              35,365      1,402       5.30    19,104        834       5.84
Loans                 197,547     14,438       9.76   200,938     14,481       9.64
                      -------     ------      -----   -------     ------       ----
 TOTAL                312,711     19,398       8.29   279,252     17,705       8.48
                      -------     ------      -----   -------     ------       ----
Liabilities
Savings               125,761      2,693       2.86   121,316      2,548       2.81
Time                   58,909      2,210       5.01    61,879      2,644       5.71
Other                   2,368        199      11.23     2,600        154       7.91
                      -------     ------      -----   -------     ------       ----
 TOTAL                187,038      5,102       3.64   185,795      5,346       3.85
                      -------     ------      -----   -------     ------       ----
Net Interest
  Income                          14,296                          12,359
Yield on Earning
  Assets                                       6.11                            5.92

Other Income and Other Expenses -  Non-interest income decreased by $203,000 to
-------------------------------
$448,000 in the third quarter of 1996 compared to $651,000 in the same period a year ago. For the nine months ending September 30, 1996 the non-interest income increased by $1,298,000 to $2,960,000 from $1,662,000 a year ago. The changes were due to the following:

1. Escrow fees increased by $162,000 for the quarter and $387,000 for the nine months ending September 30, 1996. The increase was due to increased marketing efforts and an increase in staff in the escrow division, along with greater activity in the local real estate market.

2. Service charges increased by $55,000 for the quarter and $176,000 for the nine months ending September 30, 1996. The increase was due to the increase in deposits.

3. During first quarter of 1995 the Company sold some securities in the amount of approximately $21,000,000 at a loss of $72,000. These securities were originally purchased with very short maturities to meet a projected cash outflow during the first quarter of 1995.

4. Gain on sale of loans - During second quarter of 1996 the Company sold three loans which were designated as "Available for Sale", at gain of $1,003,000. During third quarter of 1996 the company wrote down a loan by $338,000 resulting in net gain of $665,000 for the nine months ending September 30, 1996 on loans designated as "Available for Sale."

5. Other income decreased by $82,000 for the quarter and increased by $70,000 for the nine months ending September 30, 1996. The changes were in various categories.

Non-interest expense increased by $138,000 from $4,438,000 in the third quarter of 1995 to $4,576,000 in 1996. For the nine months ending September 30, 1996 the expense increased by $827,000 from $12,388,000 in 1995 to $13,215,000 in
1996. Following is a summary of changes in various categories of non-interest expense for the third quarter of 1996 and nine months ending September 30, 1996 compared to the same periods of 1995.

                                     Summary of Changes
                                ---------------------------
                                Nine months    Three months
                                -----------    ------------
Salaries & Benefits             $   811,000     $   238,000
Occupancy, Furniture & Eq.          236,000         107,000
Date Processing                     621,000         278,000
Supplies                             69,000          27,000
Legal Fees                          836,000         307,000
Regulatory Assessments             (127,000)          6,000
Losses (Gain) on OREO            (2,162,000)     (1,034,000)
Other                               543,000         209,000
                                -----------     -----------
Total                           $   827,000     $   138,000

The major increases or decreases were in the following categories:

1. Salaries and benefits increased due to additions to the staff in the escrow
   division due to   increasing business activity(see Results of Operation-Other
   Income), in business development to generate future loan and deposit growth and opening of a new branch in Fountain Valley.

2. Occupancy expense increased due to an assessment of common area maintenance charges by the management company for the years 1993, through September of 1996, which had not been billed for the Newport Beach location. Also, opening the new branch in Fountain Valley added to the occupancy expense.

3. Data Processing increased due to upgrading the Bank's data processing systems
   and increases   related to data processing expenses that the Bank incurs for its customers who maintain large profitable accounts.

4. Legal fees remained high as the Bank continues to resolve problem loans and other litigation matters and for that purpose the Company reserved $400,000 during 1996. Management of the Company evaluates the Company's or the Bank's exposure to litigation matters individually and in the aggregate and provides for potential losses on such litigation if, in management's judgment, the amount of the loss is determinable and the incurrence of the loss is probable.

   There are currently two legal matters described below which involve a claim of damages in excess of $750,000.

   National Bank adv. Rousseau et al is a class action lawsuit filed, in San Diego Superior Court on July 7, 1995 for aggregate losses exceeding $130,000,000 by investors with accounts administered by First Pension Corporation. The Bank, in its custodial capacity has been named as a defendant in the action. Additionally, a receiver for First Pension Corporation has filed a similar action in the U. S. District Court for the Central District of California. An answer to the complaint in the U.S. District Court is due by November 21, 1996. No discovery has been undertaken on the actions.

   National Bank of Southern California, plaintiff, vs. Vincent E. Galewick/Performance Development, Inc. Is an interpleader action filed by the Bank on August 22, 1995 in the Orange County Superior Court in response to an order to freeze the defendant's account and claims against such accounts received from other parties. The defendant filed a cross complaint against the Bank claiming damages for lost profits of $45,000,000 arising from the Bank's freezing the accounts. A related action, Larry L. Curran VS. National Bank of Southern California, alleges damages of $3,960,000 and has been consolidated with the Galewick action.

5. Regulatory Assessments decreased as FDIC reduced the assessment rate from .29% per $100 in annualized deposits in 1995 to .17% in 1996.

6. Gain or loss on REO: In 1995, the total losses and expenses on other real estate owned were $1,101,000 for the third quarter and $1,962,000 for the nine months. With the reduced amount of other real estate owned in 1996 the expense has declined significantly. Additionally, in the second quarter of 1996 the Company sold two foreclosed properties at a gain of $425,000 resulting in gain of $200,000 for the nine months ending September 30, 1996.

Accounting Pronouncements
-------------------------

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

Liquidity and Capital Resources
-------------------------------

It is the Company's policy to always maintain adequate liquidity in cash, federal funds and in readily marketable government securities. The Company's total liquid assets on September 30, 1996 were: Cash and Due From Banks $25,151,000, Federal Funds Sold $15,000,000, and Investment Securities free of collateral $92,938,000; totaling $133,089,000 or 38% of total assets. Additionally, the majority of the Company's loans are on a short term basis, maturing in approximately one year, which, combined with lines of credit with correspondent banks, provides additional liquidity.

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

In March of 1996 the Company obtained a loan for $2,350,000 from the shareholder Director and paid off the outstanding balance of $2,350,000 to the lending financial institution. The new note bears an interest rate of 3% over prime rate with interest only payable quarterly for the first year and thereafter $125,000 plus interest payable quarterly. The remaining principal and interest is due on April 1, 1999.

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

                                                                      At September 30
                                                  1996                                           1995
                                                                                    Excess                                  Excess
                                             Per             Excess                    to        Per             Excess         to
                              Minimum     Formal                 to     Formal    Minimum     Formal                 to     Formal
                            Statutory  Agreement  Actual  Statutory  Agreement  Statutory  Agreement  Actual  Statutory  Agreement
-----------------------------------------------------------------------------------------------------------------------------------

FOR THE BANK
Risk-based Capital:
  Tier                       4.00%       n/a      11.00%    7.01%        n/a       4.00%      n/a     9.32%     5.32%        n/a
Total Risk-based             8.00%      9.00%     12.25%    4.25%       3.25%      8.00%     9.00%   10.57%     2.57%       1.57%
Tier 1 leverage
  Ratio(1)                   4.00%      6.00%      7.13%    3.13%       1.13%      4.00%     6.00%    6.45%     2.45%        .45%

FOR THE COMPANY
Risk-based Capital:
  Tier                       4.00%      n/a       10.33%    6.33%        n/a       4.00%      n/a     8.55%     4.55%        n/a
Total Risk-based             8.00%      n/a       11.58%    3.58%        n/a       8.00%      n/a     9.79%     1.79%        n/a
Tier 1 leverage/a
  Ratio                      4.00%      n/a        6.72%    2.72%        n/a       4.00%      n/a     5.96%     1.96%        n/a


(1) In some circumstances this minimum ratio may be 3%.

As of September 30, 1996 and 1995, the Bank and the Company were in compliance with statutory risk-based capital requirements and the Bank was in compliance with the more stringent capital requirements imposed by the Formal Agreement.

CALIFORNIA COMMERCIAL BANKSHARES


SIGNATURES:


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA COMMERCIAL BANKSHARES
(Registrant)



Date:   November 13, 1996         /s/ WILLIAM H. JACOBY
       --------------------       ------------------------
                                      William H. Jacoby
                                       President, CEO



Date:   November 13, 1996         /s/ ABDUL S. MEMON
       -------------------        ------------------------
                                      Abdul S. Memon
                                  Chief Financial Officer