Form 10-K/A
period 1995-12-31
CALIFORNIA COMMERCIAL BANKSHARES
filed 1997-01-06
CIK 704886

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended 12/31/95

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
     For the      transition period        to

                        Commission File number 2-78788

                        CALIFORNIA COMMERCIAL BANKSHARES
                        --------------------------------
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                       95-3748495
(State or other jurisdiction        (IRS Employer identification No.)
 of incorporation or organization)

4100 NEWPORT PLACE, NEWPORT BEACH, CALIFORNIA               92660
---------------------------------------------               -----
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



DELOITTE & TOUCHE
-----------------

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

Phillip L. Bush                                  MARCH 28, 1995
--------------------------------
PHILLIP L. BUSH
DIRECTOR/SECRETARY


Michael J. Gertner                               MARCH 28, 1995
---------------------------------
MICHAEL J. GERTNER
DIRECTOR/TREASURER


James W. Hamilton                                MARCH 28, 1995
---------------------------------
JAMES W. HAMILTON
DIRECTOR


Farrell G. Hinkle                                MARCH 28, 1995
---------------------------------
FARRELL G. HINKLE
DIRECTOR


William H. Jacoby                                MARCH 28, 1995
---------------------------------
WILLIAM H. JACOBY
DIRECTOR/PRESIDENT, C.E.O.


Robert L. McKay                                  MARCH 28, 1995
---------------------------------
ROBERT L. MCKAY
DIRECTOR/CHAIRMAN OF THE BOARD


Mark H. Stuenkel                                 MARCH 28, 1995
---------------------------------
MARK H. STUENKEL
EXECUTIVE VICE PRESIDENT


Abdul S. Memon                                   March 28, 1995
---------------------------------
ABDUL S. MEMON
PRINCIPAL FINANCIAL & ACCOUNTING OFFICER

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

EXHIBIT INDEX
-------------

Exhibit 23.1  Consent of Deloitte & Touche Dated March 28, 1995

Exhibit 23.2  Consent of Deloitte & Touche Dated March 28, 1996