Form 10-K
period 1996-12-31
CALIFORNIA COMMERCIAL BANKSHARES
filed 1997-03-31
CIK 704886

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    FOR THE FISCAL YEAR ENDED 12/31/96

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD TO

                         COMMISSION FILE NUMBER 2-78788

                            ------------------------

                        CALIFORNIA COMMERCIAL BANKSHARES

             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                               95-3748495
    (State or other jurisdiction of
      incorporation or organization)        (IRS Employer Identification No.)

   4100 NEWPORT PLACE, NEWPORT BEACH,
                CALIFORNIA                                92660
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (714) 863-2300

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

    The aggregate market value of voting stock held by non-affiliates of the registrant was $38,058,000 on March 6, 1997, based on the average bid and asked price of $21.75 share as reported on the National Daily Quotation Service "Pink Sheets".

    (Number of shares of Common Stock outstanding as of March 21, 1997)

                                   3,040,000

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

              DESCRIPTION                      PART INTO WHICH INCORPORATED
----------------------------------------  --------------------------------------
    Joint Proxy Statement/Prospectus                     Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS.

                            BUSINESS OF THE COMPANY

    California Commercial Bankshares (the "Company") is a bank holding company, incorporated under the laws of the State of California on June 16, 1982, and is registered under the Bank Holding Company Act of 1956, as amended. The Company's primary purpose is to be a bank holding company for its wholly-owned subsidiary, National Bank of Southern California, a national banking association organized under the laws of the United States (the "Bank"). At December 31, 1996, the Company had total assets of $351 million and total shareholders' equity of $25 million.

    On January 10, 1983, the Company purchased 450,000 shares of the Bank's common stock, which constituted all of the issued and outstanding capital stock of the Bank. The Bank's charter was granted by the Comptroller of the Currency (the "Comptroller") on January 10, 1983, and the Bank began operations as a full-service commercial bank on that date.

    During 1985, the Company activated another subsidiary, Venture Partners, Inc., a California corporation incorporated on March 11, 1983 ("Venture"), which acts primarily as an intermediary for tax deferred exchanges, a service function for the escrow department of the Bank.

    The Company has no other subsidiaries or affiliated businesses other than the Bank and Venture. The Company's executive offices are located at 4100 Newport Place, Newport Beach, California 92660. Its telephone number is 714-863-2300.

    On December 19, 1997, the Company executed an agreement (the "Merger Agreement") with Monarch Bancorp ("Monarch") for the merger of the Company with and into Monarch (the "Merger"). The Merger Agreement contemplates that Monarch Bank, a wholly owned subsidiary of Monarch, will merge with and into the Bank (the "Bank Merger") immediately following the Merger. The Merger Agreement provides for the shareholders of the Company to receive 8.5 shares of the common stock of Monarch for each share of common stock of the Company outstanding, unless dissenters' rights are exercised and perfected as provided by California law. The Merger Agreement is subject to satisfaction of certain conditions, including without limitation, obtaining the requisite vote of the shareholders of both the Company and Monarch, the designation for quotation of Monarch common stock on the NASDAQ National Market system and approval of the Merger and Bank Merger by various regulatory agencies. Following the Merger, the board of directors of Monarch will consist of seven directors from Monarch and three directors from the Company. The board of directors of the Bank will be unchanged. It is contemplated that the Merger and the Bank Merger will be consummated during the second quarter of 1997, assuming all closing conditions are either satisfied or waived.

                              BUSINESS OF THE BANK

    The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is a member of the Federal Reserve System. In addition to its headquarters office in Newport Beach, California, the Bank presently operates five branches located in Santa Ana, El Toro, Orange and Fountain Valley, California. At December 31, 1996, the Bank had total assets of $351 million, gross loans and leases of $211 million, total deposits of $320 million and total shareholders' equity of $26 million.

    The Bank is engaged in substantially all of the services customarily conducted by community banks in California, including checking, savings and time deposit accounts, commercial, interim construction, personal, home improvement, mortgage, automobile and other installment and term loans, leasing, traveler's checks, safe deposit boxes, collection services, night depository facilities, wire transfers and automatic teller machines.

    See distribution of assets, liabilities and shareholders' equity, interest rates and interest differential at pages 18, 19 and 20.

LOANS AND LEASES

    The aggregate balances of loans and leases, including loans available for sale and excluding deferred fees, outstanding at the indicated dates are shown in the following table according to the type of loan. All loans are domestic loans.

                                                                            AT DECEMBER 31:
                                                       ----------------------------------------------------------
$ IN 000'S                                                1996        1995        1994        1993        1992
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Real Estate:
  Miniperms (Real estate secured
    with 1-5 years maturity).........................  $   72,984  $   62,466  $   66,102  $   62,799  $   52,479
  Equity Lines.......................................       7,487       7,039       8,691      10,838      11,191
  Construction.......................................      26,742      24,954      29,792      38,563      56,703
                                                       ----------  ----------  ----------  ----------  ----------
Total Real Estate....................................     107,213      94,459     104,585     112,200     120,373
Commercial...........................................      80,927      84,271      82,600      86,887     103,576
Installment and Other................................      19,706      13,120      10,845      11,290      15,506
Leases...............................................       2,663       3,064       3,615       3,970       5,590
                                                       ----------  ----------  ----------  ----------  ----------
Total Loans And Leases...............................  $  210,509  $  194,914  $  201,645  $  214,347  $  245,045
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

    The total loans declined from 1992 to 1995 as the Bank concentrated its resources on identifying and collecting problem loans and leases and on disposing of other real estate owned obtained through foreclosure. During 1996, the Company increased its loans outstanding thereby improving its yield by shifting from lower yielding federal funds to higher yielding loans.

    The Bank concentrates its lending activities in three principal areas:

    (1) REAL ESTATE LOANS. Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior trust deeds on specific properties and equity lines of credit. The properties collateralizing real estate loans are principally located in the Bank's primary market area of Orange County and contiguous communities. The construction loans are comprised of loans on residential and income producing properties, generally have terms less than two years and typically bear an interest rate that floats with prime. The miniperm loans finance the purchase and/or ownership of income producing properties. Miniperm loans generally are made on a thirty-year amortization schedule with a lump sum, balloon payment due in 1-5 years. Equity lines of credit are revolving lines of credit collateralized by junior trust deeds on real properties. They bear a rate of interest that floats with prime and have maturities of five to seven years. The Bank also makes a small number of loans on 1-4 family residential properties and 5 or more unit residential properties. From time to time, the Bank purchases participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval processes as loans made directly by the Bank. During 1996, the Bank purchased $372,000 of participations in real estate loans from other institutions. At December 31, 1996, the Bank had $1,257,000 outstanding in real estate participation loans purchased from other institutions.

    (2) COMMERCIAL LOANS. Commercial loans are granted to finance operations or for specific purposes, such as to finance the purchase of equipment. Since cash flows from operations are generally the primary source of repayment, the Bank's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Lines of credit are made to businesses or individuals based on the financial strength and integrity of the borrower, are generally collateralized by inventory and accounts receivable, but may be uncollateralized, and generally have a maturity of one year or less. They generally bear an interest rate that floats with prime.

    Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short term debt originally used to purchase fixed assets or, in rare cases, to finance purchases of businesses. Commercial term loans generally have terms from one to five years. Commercial term loans may be collateralized by the asset being acquired or other available assets.

    (3) CONSUMER LOANS. Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Bank also makes leases on new and used automobiles. These leases may be closed-end or commercial leases, have terms of one to five years and bear interest at a fixed rate.

    The following table shows the consumer loans outstanding as of December 31, 1996 by category:

Boat...............................................................  $   5,230
Credit Card and Related Plans......................................      2,574
Automobile Loans...................................................      6,868
Residential Equity.................................................        841
Unsecured..........................................................        998
Savings............................................................        773
Other..............................................................        488
                                                                     ---------
Total..............................................................  $  17,772

    The consumer loan portfolio grew over $7,000,000 during 1996 due to the restructuring of the Bank's consumer function into a centralized unit utilizing new credit scoring techniques to operate more efficiently. In addition, the Bank began purchasing qualifying contracts from two new boat dealers. These dealers sold approximately $3,000,000 in new boat contracts to the Bank during the year. Consumer customers were also added after a new branch was opened to serve a new marketplace. This added approximately $3,000,000 in auto loans to the portfolio. The final growth came from the introduction of a new home equity line of credit product. This no fee, no point product utilizes the equity in customers' homes as collateral.

    The following tables show the amount of loans outstanding as of December 31, 1996 which, based on remaining scheduled repayments of principal, (1) are due in the period indicated and (2) for the amounts due after one year, are fixed rate or floating rate.

                                                            MATURING IN  MATURING IN  MATURING AFTER
$ IN 000'S                                                     1997       1998-2001        2001         TOTAL
----------------------------------------------------------  -----------  -----------  --------------  ----------
Real Estate...............................................   $  16,112    $  43,263     $   21,096    $   80,471
Construction..............................................      26,338          404              0        26,742
Commercial................................................      46,478       27,009          7,440        80,927
Credit Card & Related Plans...............................         464        1,455             15         1,934
Other Consumer............................................       3,946        9,546          4,280        17,772
Leases....................................................         134        2,529              0         2,663
                                                            -----------  -----------       -------    ----------
  TOTAL...................................................   $  93,472    $  84,206     $   32,831    $  210,509
                                                            -----------  -----------       -------    ----------
                                                            -----------  -----------       -------    ----------

                                                                       INTEREST SENSITIVITY
                                                                     -------------------------
                                                                                    VARIABLE
$ IN 000'S                                                           FIXED RATE       RATE
-------------------------------------------------------------------  -----------  ------------
Due After One But Within Five Years................................   $  33,944    $    3,379
Due After Five Years...............................................      11,601            92
                                                                     -----------  ------------
  TOTAL............................................................   $  45,545    $    3,471
                                                                     -----------  ------------
                                                                     -----------  ------------

    The prime rate with which the interest rate floats may be the prime rate of a specific money center bank, the prime rate posted in the Wall Street Journal or the Bank's own posted prime rate. The Bank's prime rate is set by Bank management. The Bank's prime rate at December 31, 1996 was 9.25%.

    The following table shows the concentration of loans by categories.

                                                                                     DECEMBER 31,
                                                                   ------------------------------------------------
                                                                            1996                     1995
                                                                   -----------------------  -----------------------
$IN 000'S                                                           BALANCE    PERCENTAGE    BALANCE    PERCENTAGE
-----------------------------------------------------------------  ----------  -----------  ----------  -----------
Real Estate Loans:
Mortgage.........................................................  $   72,984       34.67%  $   62,466       32.05%
Equity Lines.....................................................       7,487        3.56%       7,039        3.61%
Construction.....................................................      26,742       12.70%      24,954       12.80%
                                                                   ----------  -----------  ----------  -----------
TOTAL REAL ESTATE LOANS..........................................  $  107,213       50.93%  $   94,459       48.46%
Commercial Loans.................................................      80,927       38.44%      84,271       43.24%
Other Installment and Other......................................      19,706        9.36%      13,120        6.73%
Leases...........................................................       2,663        1.27%       3,064        1.57%
                                                                   ----------  -----------  ----------  -----------
TOTAL LOANS & LEASES.............................................  $  210,509      100.00%  $  194,914      100.00%
Less: Deferred Loan Origination Fee..............................        (442)                    (702)
Less: Allowance for Loan and Lease Losses........................      (5,417)                  (6,542)
                                                                   ----------               ----------
NET LOANS & LEASES...............................................  $  204,650               $  187,670
                                                                   ----------               ----------
                                                                   ----------               ----------

    There are no concentrations of loans exceeding 10% of total loans which were not otherwise disclosed as a category of loans in the above table.

    CLASSIFIED ASSETS AND NONPERFORMING ASSETS. The Company maintains an internal loan review program. All loans are categorized into one of the five following groups: Pass loans: loans that contain strong credit quality and ability to repay. Special mention loans: loans that have an identified weakness which requires correction to protect the Bank (not considered a classified loan). Substandard loans: loans that exhibit some weakness and require immediate attention to correct the deficiency. Doubtful loans: loans that exhibit a significant weakness and whose full collection is improbable. Loss loans: Loans that are charged off upon identification of being loss loans. The following table shows the amounts of special mention loans, classified loans (substandard or doubtful) and the amount of other real estate owned as of the dates indicated. It does not include loans available for sale in the amount of $1,234,000 and $9,620,000 for the years ended December 31, 1996 and 1995, respectively. (see ITEM 1. BUSINESS, BUSINESS OF THE BANK, ALLOWANCE FOR LOAN AND LEASE LOSSES FOR A DISCUSSION OF LOANS AND LEASES CHARGED OFF).

                                                                                AT DECEMBER 31,
                                                             -----------------------------------------------------
$ IN 000'S                                                     1996       1995       1994       1993       1992
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Special Mention............................................  $   3,589  $  10,458  $  12,822  $  11,988     21,510
                                                             ---------  ---------  ---------  ---------  ---------
Substandard................................................      8,109     14,704     37,451     39,314     53,762
Doubtful...................................................        619        317      1,505      4,156      1,553
                                                             ---------  ---------  ---------  ---------  ---------
Total Classified Loans.....................................      8,728     15,021     38,956     43,470     55,315
Other Real Estate Owned....................................      2,657      2,165      2,676      2,289     12,088
                                                             ---------  ---------  ---------  ---------  ---------
Total Special Mention Loans, Classified Loans And Other
  Real Estate Owned........................................  $  14,974  $  27,644  $  54,454  $  57,747  $  88,913

    Special mention loans, classified loans and other real estate owned decreased significantly in 1995 and 1996 as compared to 1994. The balances decreased as a result of the Bank's high staffing levels of personnel dedicated to problem loan identification and workout, the disposal of other real estate owned and improvement in the economy of Southern California.

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

    The following table shows the nonaccrual loans, loans past due 90 days and still accruing and loans restructured during the last 5 years.

$ IN 000'S                                                           1996       1995       1994       1993       1992
-----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Nonaccrual Loans.................................................      3,995     15,573     14,771     18,068     10,037
Loans past due 90 days and accruing interest.....................          0          0        851          0          0
Impaired Loans...................................................      4,366     16,544        N/A        N/A        N/A

The following table shows the aggregate amount and percentage of the portfolio of delinquent loans and nonaccrual loans as of December 31, 1996:

                     LOANS DELINQUENT AT DECEMBER 31, 1996

                                                          30-89 DAYS             90 DAYS AND OVER            TOTAL LOANS
                                                   ------------------------  ------------------------  ------------------------
                                                               PERCENT OF                PERCENT OF                PERCENT OF
                                                    AMOUNT      PORTFOLIO     AMOUNT      PORTFOLIO     AMOUNT      PORTFOLIO
                                                   ---------  -------------  ---------  -------------  ---------  -------------
                                                                                   ($ IN 000'S)
NONACCRUAL LOANS
Real Estate......................................  $     766          .71%   $   1,803         1.68%   $   2,569         2.39%
Commercial.......................................          0            0%         383          .47%         383          .47%
Installment and Prime Equity.....................          0            0%       1,043         3.83%       1,043         3.83%
Leases...........................................          0            0%           0            0%           0            0%
                                                   ---------          ---    ---------          ---    ---------          ---
    Total Nonaccrual Loans.......................  $     766          .36%   $   3,229         1.53%   $   3,995         1.89%
                                                   ---------          ---    ---------          ---    ---------          ---
                                                   ---------          ---    ---------          ---    ---------          ---
DELINQUENT ACCRUING LOANS
Real Estate......................................  $     151          .14%           0            0%   $     151          .14%
Commercial.......................................        894         1.10%           0            0%         894         1.10%
Installment and Prime Equity.....................        138          .50%           0            0%         138          .50%
Leases...........................................          0            0%           0            0%           0            0%
                                                   ---------          ---    ---------          ---    ---------          ---
    Total Accruing Delinquent Loans..............      1,183          .56%           0            0%       1,183          .56%
    Total Delinquent Loans.......................  $   1,949          .92%   $   3,229         1.53%   $   5,178         2.45%
                                                   ---------          ---    ---------          ---    ---------          ---
                                                   ---------          ---    ---------          ---    ---------          ---

    The following table sets forth information regarding the Company's nonperforming assets at December 31, 1996:

                                                                                                          SPECIFIC ALLL
PROPERTY DESCRIPTION                                                      LOCATION            BALANCE      ALLOCATION
---------------------------------------------------------------  --------------------------  ---------  -----------------
                                                                                       ($ IN 000'S)
NON-ACCRUAL LOANS

Ind. Building & Finished Lots..................................  Los Angeles County          $     868              0
Commercial Building............................................  Los Angeles County          $      83              0
Single Family Residential......................................  Orange County                     182              0
Single Family Residential......................................  Orange County                     294              0
Single Family Residential......................................  Orange County                     260              0
Single Family Residential......................................  Los Angeles County                 85              0
Vacant Land....................................................  San Bernardino County             117              0
Single Family Residential......................................  Washington State                  105              0
Single Family Residential......................................  Orange County                     400              0
Motel..........................................................  Orange County                     528              0
Retail Center..................................................  Orange County                     238              0
Office Building................................................  Orange County                     639              0
2 Other Loans..................................................  Various                           196              0
                                                                                                                    -
                                                                                             ---------
  TOTAL NONACCRUAL.............................................                              $   3,995              0

OTHER REAL ESTATE OWNED

29 Condo Units.................................................  Orange County                     743
Condo..........................................................  Orange County                     611
Animal Hospital................................................  Orange County                     195
Office Condo...................................................  Orange County                     531
Office Condo...................................................  Los Angeles County                182
Land...........................................................  San Mateo County                  395
                                                                                             ---------
  TOTAL OTHER REAL ESTATE OWNED................................                                  2,657
TOTAL NONACCRUAL LOANS AND OTHER REAL ESTATE OWNED.............                              $   6,652              0
                                                                                                                    -
                                                                                                                    -
                                                                                             ---------
                                                                                             ---------

    ALLOWANCE FOR LOAN AND LEASE LOSSES The allowance for loan and lease losses is based on an analysis of the portfolio and reflects an amount which, in management's opinion, is adequate to provide for potential losses after giving consideration to the portfolio, current economic conditions, past loss experience and other pertinent factors. Management and the internal credit review function monitor delinquency reports, new loans, renewals and reports of on-site inspections to identify credits requiring special attention. Annual examinations of a sample of the loan portfolio are also performed by an independent third party credit review professional.

    On a quarterly basis, senior management, in conjunction with the board of directors, reviews the adequacy of the allowance for loan and lease losses. Loan officers prepare Special Asset Credit Reports ("SAC reports") for each loan on the special asset report. SAC reports include all pertinent details about the loan, a write-up of current status, steps being taken to correct any problems, a detailed workout plan and recommendations as to classification of the loans as pass, special mention, substandard, doubtful or loss (see ITEM 1. BUSINESS, BUSINESS OF THE BANK, CLASSIFIED ASSETS AND NONPERFORMING ASSETS) and specific allocation of the Allowance for Loan and Lease Losses. Loans classified as loss are charged against the Allowance for Loan and Lease Losses. Specific allowances are established for loans designated by management based on a reserve track migration analysis. Quarterly, the credit administration function is responsible for preparing a historical migration analysis of loans as part of the determination of the required balance of the Allowance for Loan and Lease Losses. The migration analysis tracks charged off loans to their original classifications and assigns a risk factor to each loan in the portfolio based upon classifications of such loans as pass, special mention, substandard or doubtful. The amount of the general portion of the allowance is determined by multiplying the aggregate principal balance of loans in each category by the specified percentage. The amount of the required general portion of the allowance is added to the specific allowances previously established to form the total balance of the allowance. The amount of the allowance is based upon management's evaluation of this analysis and other factors, including adequacy of collateral, economic conditions, collateral value trends, nonperforming asset data, delinquencies and other material.

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

                                                                            AT DECEMBER 31,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
Ratio of the Allowance for Loan and Lease Losses to Total Loans........       2.57%      3.36%
Ratio of the Allowance for Loan and Lease Losses to Nonperforming
  Loans................................................................     135.59%     42.01%

    SUMMARY OF LOAN LOSS EXPERIENCE The following table summarizes loan and lease balances of the Bank at December 31, 1996, 1995, 1994, 1993 and 1992, changes in the allowance for possible loan losses arising from loans charged off, additions to the allowance for loan and lease losses which have been charged to expense and the ratio of net charge-offs during the periods to average loans and leases:

                                                                            DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        1996        1995        1994        1993        1992
                                                     ----------  ----------  ----------  ----------  ----------
                                                                            ($ IN 000'S)
Amount of Gross Loans and Leases Outstanding at the
  End of the Period................................  $  210,509  $  194,914  $  201,645  $  214,347  $  245,045
Balance of Allowance for Loan and Lease Losses at
  the Beginning of the Period......................  $    6,542  $    5,660  $    7,221  $    6,253  $    7,107
Loans and Leases Charged Off (1)...................      (2,938)     (6,212)     (6,082)     (4,664)     (6,434)
Recoveries of Previously Charged Off Loans and
  Leases (1).......................................         553         494       1,156         743         805
                                                     ----------  ----------  ----------  ----------  ----------
Net Loans Charged Off..............................      (2,385)     (5,718)     (4,926)     (3,921)     (5,629)
Additions to the Allowance Charged to Expense......       1,260       6,600       3,365       4,889       4,775
                                                     ----------  ----------  ----------  ----------  ----------
Balance of the Allowance for Loan and Lease Losses
  at the Ending of the Period......................  $    5,417  $    6,542  $    5,660  $    7,221  $    6,253
                                                     ----------  ----------  ----------  ----------  ----------
Ratio of Net Charge-offs During the Period to
  Average Loans Outstanding........................        1.20%       2.93%       2.44%       1.74%       2.08%
                                                     ----------  ----------  ----------  ----------  ----------

    (1) See the table below for summary of the amounts of loans and leases charged off and recoveries of loans and leases previously charged off.

                                                                     1996       1995       1994       1993       1992
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                                       ($ IN 000'S)
Loans and Leases Charged Off:
  Commercial.....................................................  $     663  $   1,332  $   1,150  $   2,763  $   5,712
  Real Estate--Mortgage and Construction.........................      1,943      4,569      4,764      1,274        344
  Installment & Other............................................        305        300        120        507        252
  Leases.........................................................         27         11         48        120        126
                                                                   ---------  ---------  ---------  ---------  ---------
Total Loans and Leases Charged Off...............................  $   2,938  $   6,212  $   6,082  $   4,664  $   6,434
                                                                   ---------  ---------  ---------  ---------  ---------
Recoveries of Loans and Leases
  Previously Charged off:
  Commercial.....................................................  $     378  $      35  $     593  $     669  $     795
  Real Estate--Mortgage and Construction.........................        126        408        461          0          0
  Installment & Other............................................         49         17         50         62          7
  Lease..........................................................          0         34         52         12          3
                                                                   ---------  ---------  ---------  ---------  ---------
Total Recoveries of Loans and Leases.............................  $     553  $     494  $   1,156  $     743  $     805
                                                                   ---------  ---------  ---------  ---------  ---------
Net Loans and Leases Charged Off.................................  $   2,385  $   5,718  $   4,926  $   3,921  $   5,629
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

    The allowance for loan and lease losses has been allocated between the following categories of loans and leases according to the amount deemed adequate to provide for the possibility of losses being incurred at the dates indicated:

                                                                     AT DECEMBER 31,
                      --------------------------------------------------------------------------------------------------------------
                                  1996                           1995                           1994                     1993
                      ----------------------------   ----------------------------   ----------------------------   -----------------
                          RATIO OF                       RATIO OF                       RATIO OF                       RATIO OF
                        ALLOWANCE TO        % OF       ALLOWANCE TO        % OF       ALLOWANCE TO        % OF       ALLOWANCE TO
                         OUTSTANDING      LOANS TO      OUTSTANDING      LOANS TO      OUTSTANDING      LOANS TO      OUTSTANDING
                      -----------------    TOTAL     -----------------    TOTAL     -----------------    TOTAL     -----------------
$ IN 000'S            ALLOWANCE   LOANS    LOANS     ALLOWANCE   LOANS    LOANS     ALLOWANCE   LOANS    LOANS     ALLOWANCE   LOANS
--------------------  ---------   -----   --------   ---------   -----   --------   ---------   -----   --------   ---------   -----
Commercial..........   $1,144     1.40%    38.44      $1,838     2.14%    43.23      $1,151     1.39%    40.96      $2,573     2.96%
Real
Estate--Construction...     278   1.03%    12.70         796     3.27%    12.80       2,516     8.45%    14.77       3,095     8.03%
Real
 Estate--Mortgage...    1,701     2.32%    38.23       2,122     3.38%    32.04       1,355     2.05%    32.78         100      .16%
Installment &
  Equity............      562     2.07%     9.36         556     2.80%    10.34         352     1.90%     9.69         281     2.50%
Leases..............       47     1.76%     1.27          47     1.55%     1.57          88     2.43%     1.79          85     2.14%
Not Allocated.......    1,685     0.80%                1,183      .60%                  198      .10%                1,087
                      ---------                      ---------                      ---------                      ---------
TOTAL...............   $5,417                         $6,542                         $5,660                         $7,221
                      ---------                      ---------                      ---------                      ---------
                      ---------                      ---------                      ---------                      ---------


                                             1992
                                 ----------------------------

                                     RATIO OF
                        % OF       ALLOWANCE TO        % OF
                      LOANS TO      OUTSTANDING      LOANS TO
                       TOTAL     -----------------    TOTAL
$ IN 000'S             LOANS     ALLOWANCE   LOANS    LOANS
--------------------  --------   ---------   -----   --------
Commercial..........   40.54      $4,256     4.11%    42.27
Real
Estate--Construction   17.99       1,500     2.65%    23.14
Real
 Estate--Mortgage...   29.29          67      .10%    21.41
Installment &
  Equity............   10.32         250     1.60%    10.89
Leases..............    1.85         125     2.24%     2.28
Not Allocated.......                  55
                                 ---------
TOTAL...............              $6,253
                                 ---------
                                 ---------

    In accordance with SFAS 114, as of December 31, 1996, the Company had written down all its nonperforming loans to the current collateral value or had established specific reserves that the management believes are adequate to cover future exposure.

    Provision for the ALLL are calculated using a combination of migration analysis and historical loan loss percentages. The loan portfolio is separated into four loan pools: commercial, real estate, home equity lines of credit and all other consumer loans. The commercial and real estate pools use migration analysis techniques to calculate the required percentage while the consumer pools are considered homogeneous loan pools with reserves calculated using a historical loss percentage. Migration analysis covers a period of 26 quarters which is considered sufficient to mitigate any concerns about portfolio volatility. The ALLL analysis also considers such factors as delinquent loan percentages, nonaccrual loan totals, off-balance sheet items, and any specific allocations against certain identified loans. The large loss in 1995 was a one time event related to the FASB 65 mark to market analysis of loans considered assets available for sale. This write-down was required during the OCC examination and was substantially over the normal rate calculated by the ALLL analysis due to factors outside the normal scope of the analysis.

    The adequacy of the ALLL account is analyzed quarterly utilizing migration analysis, historical loan loss percentages, past due total, nonaccrual totals, changes in the volume of loans in the portfolio, off-balance sheet items, specific allocation against certain identified loans, and any other factor that is deemed pertinent to analyzing portfolio risk. During 1992, the Bank's primary market place, Orange County, was in the midst of the most prolonged recession since the Depression. While all sectors of the economy were affected at that time, the business sector was the hardest hit with the Bank experiencing losses mostly in the commercial loan portfolio. By 1993, the real estate market was beginning to feel the slowdown with rapidly rising vacancies in the business sector leading to a reduction in rental rates and subsequent devaluation of real estate. The bank began experiencing more losses in the real estate portfolio at the same time that losses in the commercial portfolio were diminishing. Throughout this time, the ALLL analysis was considered adequate for the perceived risk in the portfolio. In 1994, the volume of newly identified problem credits began to level off and remained static for the year. Losses were also about the same as the previous year. Toward the end of 1994, the Orange County economy was beginning to recover from the recession but this recovery had not even gathered much steam when Orange County declared bankruptcy. The effect was immediate and not positive. Real estate values stagnated until the results of the bankruptcy declaration could be evaluated. For the Bank, this meant continued losses in attempting to resolve problem real estate loans. Novel ways of disposing of problem real estate loans were explored, resulting in the Bank entering a small pool of loans into a county-wide auction. The outcome of this decision was a subsequent ruling by the OCC that those loans were to be considered as an "asset available for sale" and the notes were to be valued on a "mark to market" basis. During the ALLL analysis, these loans had been evaluated on the basis of their collateral value and not their value upon sale of the note. This ruling had major consequences to the Bank in that the Bank was required to charge a significant amount to the ALLL. These losses then affected the migration analysis, therefore requiring higher reserves due to the higher losses. Normal loan losses for the Bank during 1995 were actually on the same level as the previous year. In 1996, most of the loans considered as "assets available for sale" have been favorably resolved resulting in substantial gains to the Bank. These gains were not realized into ALLL but as gains on the sale of assets available for sale. A current analysis of the adequacy of the ALLL account indicates the existence of an overage resulting from the fact that problem assets continue to be resolved at a much faster rate than new problem credits are being identified.

INVESTMENT PORTFOLIO

    The following table sets forth the book value and estimated fair value of investment securities available for sale as of December 31, 1996 and 1995 and investment securities of the Company as of December 31, 1994:

                                                       1996                      1995                      1994
                                             ------------------------  ------------------------  ------------------------
DESCRIPTION                                   AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
$ IN 000'S                                      COST      FAIR VALUE      COST      FAIR VALUE      COST      FAIR VALUE
-------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
U.S. Government securities.................   $  31,038    $  31,080    $  35,314    $  35,457    $  60,099    $  58,778
U.S. Government agencies or insured
  obligations..............................      57,537       57,297       23,611       23,656        9,657        9,262
State political subdivisions...............         413          411          423          416        1,509        1,274
Mortgage-backed securities-
  U.S. agencies............................         880          884        1,047        1,070        1,186        1,132
Other securities...........................       1,841        1,832        1,697        1,684        1,653        1,629
                                             -----------  -----------  -----------  -----------  -----------  -----------
Total securities...........................   $  91,709    $  91,504    $  62,092    $  62,283    $  74,104    $  72,075
                                             -----------  -----------  -----------  -----------  -----------  -----------
                                             -----------  -----------  -----------  -----------  -----------  -----------

    As of January 1, 1995 the Bank had classified all its Debt Securities as "Available for Sale."

    As of December 31, 1996 the Bank had no derivatives.

    The following table sets forth the maturities of investment securities of the Company at December 31, 1996 and the weighted average yields of such securities (calculated available for sale on the basis of the cost and effective yields weighted for the scheduled maturity of each security):

                                                      1997                 1998-2001                2002-2006           OVER 2006
                                             ----------------------  ----------------------  ------------------------  -----------
$ IN 000'S                                    AMOUNT       YIELD      AMOUNT       YIELD       AMOUNT        YIELD       AMOUNT
-------------------------------------------  ---------     -----     ---------     -----     -----------     -----     -----------
U.S. government securities.................  $  25,057        5.84%  $   6,022        5.77%   $       0            0    $       0
U.S. government agencies or insured
  obligations..............................     21,960        5.28%     35,338        6.17%         466         8.08%         418
State and political subdivisions...........        411        4.88%          0           0            0            0            0
Other......................................          0           0           0           0            0            0           54
                                             ---------         ---   ---------         ---        -----          ---        -----
Total......................................  $  47,428        5.57%  $  41,360        6.11%   $     466         8.08%   $     472
                                             ---------         ---   ---------         ---        -----          ---        -----
                                             ---------         ---   ---------         ---        -----          ---        -----


$ IN 000'S                                      YIELD
-------------------------------------------     -----
U.S. government securities.................           0
U.S. government agencies or insured
  obligations..............................        6.40%
State and political subdivisions...........           0
Other......................................         .55%
                                                    ---
Total......................................        5.73%
                                                    ---
                                                    ---

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

    Business demand deposits earn credits for collected balances against which the Bank charges fees for various products and services used by the customer. In some cases, the Bank pays for data processing fees for business customers with significant balances. The Bank has four business customers, each of which maintains demand deposit balances in excess of 1% of total deposits. The balances in these accounts averaged an aggregate of $36.1 million and $33 million during 1996 and 1995, respectively, and totaled an aggregate of $41.5 million and $35.7 million, or 13.0% and 11.6%, respectively, at December 31, 1996 and 1995.

    Guidelines by federal regulatory agencies specify that time certificates of deposit may be considered to be brokered if the rate on the deposit exceeds 75 basis points over (i) the average rate paid locally for certificates of deposit of similar maturities or (ii) 120% of the rate for treasury bills and notes of similar maturities.

    As of December 31, 1996, the Bank had no brokered deposits.

    The following table shows the average daily amount of deposits and average interest rates paid for the periods indicated:

                                                 FOR THE YEAR 1996          FOR THE YEAR 1995          FOR THE YEAR 1994
                                             -------------------------  -------------------------  -------------------------
                                               DAILY        AVERAGE       DAILY        AVERAGE       DAILY        AVERAGE
                                              AVERAGE    INTEREST RATE   AVERAGE    INTEREST RATE   AVERAGE    INTEREST RATE
$ IN 000'S                                    BALANCE        PAID        BALANCE        PAID        BALANCE        PAID
-------------------------------------------  ----------  -------------  ----------  -------------  ----------  -------------
Demand Deposit.............................  $  133,371                 $  100,526                 $  101,022
Money Market and Saving Deposits...........     127,063         2.86%      121,110         2.82%      120,120         2.58%
Time Deposits Less than $100,000...........      26,286         4.90%       31,620         5.55%       37,354         4.23%
Time Deposits $100,000 or More.............      31,630         5.04%       32,632         5.68%       33,941         3.98%
                                             ----------          ---    ----------          ---    ----------          ---
  TOTAL....................................  $  318,350                 $  285,888                 $  292,437
                                             ----------          ---    ----------          ---    ----------          ---
                                             ----------          ---    ----------          ---    ----------          ---

    The following table shows the repricing data of time certificates of deposit of $100,000 or more at December 31, 1996:

                                                      3 MONTHS OR  4 MONTHS TO   7 MONTHS TO     OVER 12
                                                         LESS       6 MONTHS      12 MONTHS      MONTHS       TOTAL
                                                      -----------  -----------  -------------  -----------  ---------
Fixed Rate Time Deposits............................   $  18,707    $   3,338     $   3,218     $   1,211   $  26,474
Variable Rate Time Deposits.........................       5,850                                                5,850
                                                      -----------  -----------       ------    -----------  ---------
  Total.............................................   $  24,557    $   3,338     $   3,218     $   1,211   $  32,324

    The following table shows maturities of time certificates of deposit of $100,000 or more at December 31, 1996:

Fixed Rate Time Deposits.................   $  18,707    $   3,338    $   3,218    $   1,211   $  26,474
Variable Rate Time Deposits..............       2,630        1,765        1,100          355       5,850
                                           -----------  -----------  -----------  -----------  ---------
  Total..................................   $  21,337    $   5,103    $   4,318    $   1,566   $  32,324

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

    To compensate the shareholder for signing the Support Agreement, the Company signed a Holding Company Support Agreement whereby the Company: (1) paid the shareholder a standby fee of $23,500 in 1994 and 1995 and 1996, (2) issued to the shareholder in March 1996 warrants to purchase 25,000 shares of common stock of the Company at an exercise price per share equal to 80% of the book value per share of the Company on December 31, 1996.

    In March of 1996, the shareholder paid off the outstanding balance of $2,350,000 to the lending financial institution to allow the Company to contribute the maximum amount from the proceeds of the stock offering into the capital of the Bank. (See Note 7 to Notes to Consolidated Financial Statements).

    On March 17, 1997, the Company paid down $2,000,000 on the note and based on the $350,000 remaining balance of the note issued to the shareholder a proportionate number of warrants to purchase 3,723 shares of the Company's common stock at an exercise price of $6.60 per share pursuant to the terms of the Holding Company's Support Agreement. The Company also paid the shareholder a fee equal to 1% of the unpaid principal balance on March 17, 1997. The remaining balance of $350,000 is subject to the original terms of the note.

    The Bank maintains two lines of credit with outside financial institutions for the purpose of purchasing Federal funds. The lines of credit bear interest at a floating rate and provide for borrowing up to $8,000,000 and $5,000,000, respectively. At December 31, 1996 and 1995, no amounts were outstanding on these lines of credit.

    Under an agreement with the Federal Home Loan Bank, the Bank may obtain an extension of credit of up to 50% of total assets collateralized by real estate loans. At December 31, 1996, the Bank had pledged loans amounting to $2,935,000 and had available credit of $1,468,000 based on 50% of the outstanding balance of pledged loans. No amounts were outstanding on this line of credit at December 31, 1996 and 1995.

LIQUIDITY AND INTEREST RATE SENSITIVITY

    The following table shows the components of the Company's liquidity at the dates indicated:

                                                                               AT DECEMBER 31,
                                                                      ---------------------------------
$ IN 000'S                                                               1996        1995       1994
--------------------------------------------------------------------  ----------  ----------  ---------

Cash and Due From Bank..............................................  $   28,849  $   28,549  $  21,315
Federal Funds Sold..................................................      14,500      45,000      2,000
Investment Securities...............................................      91,504      62,283     72,075
                                                                      ----------  ----------  ---------
                                                                         134,853     135,832     95,390
Restricted Balances.................................................      (8,008)     (6,444)    (4,029)
                                                                      ----------  ----------  ---------
TOTAL LIQUIDITY.....................................................  $  126,845  $  129,388  $  91,361
                                                                      ----------  ----------  ---------
Ratio of Liquidity to Total Assets..................................       36.09%      38.73%     30.39%
Reserves Held at the Federal Reserve Bank...........................  $    8,900  $    6,720  $   8,428

    The principal sources of asset liquidity are balances due from banks, Federal funds sold and short-term investment securities. Secondary sources of liquidity are loan repayments, maturing investments, and loans and investments that can be used as collateral for other borrowings. In addition, in 1995, the Company obtained $3,200,000 from a private placement of its common stock. The majority of the Company's loans are short-term and if paid in accordance with their terms, provide continuous additional cash inflow. The following chart shows the distribution of loans by their maturities and ratio to total loans and total assets as of December 31, 1996:

$ IN 000'S                                           UNDER 1 YEAR  1-5 YEARS  OVER 5 YEARS    TOTAL
---------------------------------------------------  ------------  ---------  ------------  ----------

LOANS AND LEASES...................................   $   93,472   $  84,206   $   32,831   $  210,509
Ratio to Total Loans and Leases....................        44.40%      40.00%       15.60%      100.00%
Ratio to Total Assets..............................        26.60%      23.96%        9.34%       59.90%

    Liability-based liquidity includes interest-bearing and noninterest-bearing deposits, largely from local businesses and professionals, time deposits from financial institutions throughout the United States and obtained through listings in national publications and Federal funds purchased. From time to time the

Bank has used brokered deposits as an additional source of funds. As of December 31, 1996, the Bank had no brokered deposits.

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

    The following maturity and interest rate sensitivity analysis summarizes the asset and liability balances of the Company at December 31, 1996 on the basis of rate adjustments due to occur within the periods indicated:

                            REPRICING OPPORTUNITIES

                                                                               1 TO 5
$ IN 000'S                                 3 MONTHS OR LESS  4 TO 12 MONTHS     YEARS     OVER 5 YEARS    TOTAL
-----------------------------------------  ----------------  --------------  -----------  ------------  ----------

Investments..............................     $   29,403       $   18,417     $  41,596    $    2,293   $   91,709
Fed Funds................................         14,500                                                    14,500
Real Estate Loans........................         69,628            8,513        20,175         8,897      107,213
Commercial Loans.........................         67,020            6,988         6,876            43       80,927
Consumer Loans...........................          6,923            2,288         7,742         2,753       19,706
Leasing..................................             33              100         2,530                      2,663
                                                --------          -------    -----------  ------------  ----------
Interest-Earning Assets..................        187,507           36,306        78,919        13,986      316,718

NOW Deposits.............................         15,438                                                    15,438
Money Market Deposits....................         57,407                                                    57,407
Savings Deposits.........................         46,179                                                    46,179
Time Deposits less $100,000..............         13,007            5,851         2,241                     21,099
Time Deposits over $100,000..............         24,557            6,556         1,211                     32,324
                                                --------          -------    -----------  ------------  ----------
Interest-bearing Liabilities.............        156,588           12,407         3,452                    172,447
                                                --------          -------    -----------  ------------  ----------
Cumulative Interest Sensitivity Gap......     $   30,919       $   54,818     $ 130,285    $  144,271
                                                --------          -------    -----------  ------------  ----------
                                                --------          -------    -----------  ------------  ----------

    Interest-earning assets include loans and leases on which the accrual of interest has been discontinued in the amount of $3,995,000.

    As of December 31, 1996 the Company had a positive gap of $144,271,000 with a cumulative positive gap of $54,818,000 over a one-year period. The Board of Directors has established limits on total net interest income exposure for a one year time horizon based on 1% rate change. While the gap analysis is a useful asset/liability management tool, it does not fully assess IRR.

    In assessing the interest rate risk, the Company assumes federal funds sold, NOW deposits, money market deposits and savings deposits as repriceable immediately. Floating rate loans and variable time certificates of deposits are repriced immediately or on their scheduled rate change date. Fixed rate loans, fixed rate time certificates of deposit and investment securities are repriced based on their scheduled paydowns or at maturities. All paid-down matured investment securities, loans and deposits are repriced at the current prevailing rate. The Company uses the above method of repricing with the following rate scenarios.

1.  No interest rate change

2.  1% rise in interest rates

3.  2% rise in interest rates

4.  1% decline in interest rates

5.  2% decline in interest rates

    As of December 31, 1996 the interest rate exposure for a one year time horizon was a decline in net interest income of $373,000 in the event the rates declined by 1% and an increase in net interest income of $373,000 in the event the rates increased by 1%.

    INTEREST RATES AND INTEREST RATE DIFFERENTIAL. The following tables set forth the average amounts outstanding for major categories of interest-earning assets, interest bearing liabilities, the average interest rates earned thereon and interest income/expenses for the Bank as of and for the years ended:

                                 DECEMBER 31, 1996                         DECEMBER 31, 1995                     VARIANCE
                      ---------------------------------------   ---------------------------------------   -----------------------
                         AVERAGE                                   AVERAGE                                   AVERAGE
                       ASSET/LIAB     INCOME-  AVERAGE YIELD/    ASSET/LIAB     INCOME-  AVERAGE YIELD/    ASSET/LIAB     INCOME-
$ IN 000'S               AMOUNT       EXPENSE     COST(%)          AMOUNT       EXPENSE     COST(%)          AMOUNT       EXPENSE
--------------------  -------------   -------  --------------   -------------   -------  --------------   -------------   -------
ASSETS
Federal Funds
  Sold..............    $ 32,522      $ 1,733       5.33%         $    22,855   $ 1,333       5.83%         $     9,667   $   400
Investment
  Securities........      83,309        5,001       6.00%              61,727     3,409       5.52%              21,582     1,592
Loans and Leases
  (1)...............     198,615       19,321       9.73%             200,757    19,094       9.51%              (2,142)      227
                      -------------   -------      -----        -------------   -------      -----        -------------   -------
Total
  Interest-Earning
  Assets............    $314,446      $26,055       8.29%             285,339    23,836       8.35%         $    29,107   $ 2,219
                                                                                                          -------------   -------
                                                                                                          -------------   -------
Due From Banks
  (Non-int).........      28,411                                       22,289
Other Assets........       3,443                                        4,239
                      -------------                             -------------
TOTAL ASSETS (2)....    $346,300                                  $   311,867
                      -------------                             -------------
                      -------------                             -------------
LIABILITIES & EQUITY
Savings Deposits....    $127,063      $ 3,633       2.86%         $   121,110   $ 3,412       2.82%         $     5,953   $   221
Time Deposits.......      57,916        2,881       4.97%              64,252     3,610       5.62%              (6,336)     (729)
Securities Sold
  Under Agreements
  to Repurchase.....         107            5       4.67%                 123         8       6.50%                 (16)       (3)
Capital Note........       2,350          273      11.62%               2,351       259      11.02%                 )(1        14
                      -------------   -------      -----        -------------   -------      -----        -------------   -------
Total
  Interest-Bearing
  Liabilities.......    $187,436        6,792       3.62%             187,836     7,289       3.88%         $      (400)  $  (497)
                                      -------      -----                        -------      -----        -------------   -------
Demand Deposits.....     133,371                                      100,526
Other Liabilities...       2,846                                        1,810
Shareholders' Equity
  (2)...............      22,647                                       21,695
                      -------------                             -------------
TOTAL LIABILITIES &
  SHAREHOLDERS'
  EQUITY............    $346,300                                  $   311,867
                      -------------                             -------------
                      -------------                             -------------
Net Yield on
  Interest-Earning
  Assets............                  $19,263       6.13%                       $16,547       5.80%
                                      -------      -----                        -------      -----
                                      -------      -----                        -------      -----

                      AVERAGE YIELD/
$ IN 000'S               COST(%)
--------------------  --------------
ASSETS
Federal Funds
  Sold..............      (.50)%
Investment
  Securities........       .48%
Loans and Leases
  (1)...............       .22%
                         -----
Total
  Interest-Earning
  Assets............      (.06)%
                         -----
                         -----
Due From Banks
  (Non-int).........
Other Assets........
TOTAL ASSETS (2)....
LIABILITIES & EQUITY
Savings Deposits....       .04%
Time Deposits.......      (.64)%
Securities Sold
  Under Agreements
  to Repurchase.....     (1.83)%
Capital Note........       .60%
                         -----
Total
  Interest-Bearing
  Liabilities.......      (.26)%
                         -----
Demand Deposits.....
Other Liabilities...
Shareholders' Equity
  (2)...............
TOTAL LIABILITIES &
  SHAREHOLDERS'
  EQUITY............
Net Yield on
  Interest-Earning
  Assets............

------------------------

(1) Average loans and leases include non-performing loans and leases; however, income does not include foregone interest. In addition, loan fees have not been included in interest income and in calculating the rate realized on loans and leases.

(2) Average Assets and Average Equity do not include unrealized gains or losses on Investment Securities.

                                 DECEMBER 31, 1995                         DECEMBER 31, 1994                     VARIANCE
                      ---------------------------------------   ---------------------------------------   -----------------------
                         AVERAGE                                   AVERAGE                                   AVERAGE
                       ASSET/LIAB     INCOME-  AVERAGE YIELD/    ASSET/LIAB     INCOME-  AVERAGE YIELD/    ASSET/LIAB     INCOME-
$ IN 000'S               AMOUNT       EXPENSE     COST(%)          AMOUNT       EXPENSE     COST(%)          AMOUNT       EXPENSE
--------------------  -------------   -------  --------------   -------------   -------  --------------   -------------   -------
ASSETS
Federal Funds
  Sold..............    $ 22,855      $ 1,333       5.83%         $    13,255   $   501       3.78%         $     9,600   $   832
Investment
  Securities........      61,727        3,409       5.52%              76,796     3,873       5.04%             (15,069)     (464)
Loans and Leases
  (1)...............     200,757       19,094       9.51%             202,009    17,599       8.71%              (1,252)    1,495
                      -------------   -------      -----        -------------   -------      -----        -------------   -------
Total
  Interest-Earning
  Assets............    $285,339      $23,836       8.35%         $   292,060    21,973       7.52%              (6,721)    1,863
                                                                                                          -------------   -------
                                                                                                          -------------   -------
Due From Banks
  (Non-int).........      22,289                                       23,326
Other Assets........       4,239                                        3,743
                      -------------                             -------------
TOTAL ASSETS (2)....    $311,867                                  $   319,129
                      -------------                             -------------
                      -------------                             -------------
LIABILITIES & EQUITY
Savings Deposits....    $121,110      $ 3,412       2.82%         $   120,120   $ 3,103       2.58%         $       990   $   309
Time Deposits.......      64,252        3,610       5.62%              71,295     2,933       4.11%              (7,043)      677
Securities Sold
  Under Agreements
  to Repurchase.....         123            8       6.50%               1,135        59       5.20%              (1,012)      (51)
Capital Note........       2,351          259      11.02%               2,351       241      10.25%                   0        18
                      -------------   -------      -----        -------------   -------      -----        -------------   -------
Total
  Interest-Bearing
  Liabilities.......     187,836        7,289       3.88%             194,901     6,336       3.25%              (7,065)      953
                                      -------      -----                        -------      -----        -------------   -------
                                                                                                          -------------   -------
Demand Deposits.....     100,526                                      101,022
Other Liabilities...       1,810                                        2,160
Shareholders' Equity
  (2)...............      21,695                                       21,046
                      -------------                             -------------
TOTAL LIABILITIES &
  SHAREHOLDERS'
  EQUITY............    $311,867                                  $   319,129
                      -------------                             -------------
                      -------------                             -------------
Net Yield on
  Interest-
  Earning Assets....                  $16,547       5.80%                       $15,637       5.35%
                                      -------      -----                        -------      -----
                                      -------      -----                        -------      -----

                      AVERAGE YIELD/
$ IN 000'S               COST(%)
--------------------  --------------
ASSETS
Federal Funds
  Sold..............       2.05%
Investment
  Securities........        .48%
Loans and Leases
  (1)...............        .80%
                          -----
Total
  Interest-Earning
  Assets............        .83%
                          -----
                          -----
Due From Banks
  (Non-int).........
Other Assets........
TOTAL ASSETS (2)....
LIABILITIES & EQUITY
Savings Deposits....        .23%
Time Deposits.......       1.50%
Securities Sold
  Under Agreements
  to Repurchase.....       1.31%
Capital Note........        .77%
                          -----
Total
  Interest-Bearing
  Liabilities.......        .63%
                          -----
                          -----
Demand Deposits.....
Other Liabilities...
Shareholders' Equity
  (2)...............
TOTAL LIABILITIES &
  SHAREHOLDERS'
  EQUITY............
Net Yield on
  Interest-
  Earning Assets....

------------------------

(1) Average loans and leases include non-performing loans and leases; however, income does not include foregone interest. In addition, loans fees have not been included in interest income and in calculating the rate realized on loans and leases.

(2) Average Assets and Average Equity do not include unrealized gains or losses on Investment Securities.

    INTEREST EARNED AND INTEREST INCURRED RESULTING FROM CHANGES IN VOLUME AND CHANGES IN RATES. The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest incurred resulting from changes in volume and changes in rates:

                                       1996 COMPARED TO 1995                             1995 COMPARED TO 1994
                          ------------------------------------------------  ------------------------------------------------
                            VOLUME     OLD VOLUME     VOLUME                  VOLUME     OLD VOLUME     VOLUME
                           CHANGE X      X RATE      CHANGE X       NET      CHANGE X      X RATE      CHANGE X       NET
$ IN 000'S                 OLD RATE      CHANGE     RATE CHANGE   EFFECT     OLD RATE      CHANGE     RATE CHANGE   EFFECT
------------------------  -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
INTEREST EARNED ON:
Federal Funds Sold......   $     564    $    (115)   $     (49)  $     400   $     363    $     270    $     196   $     829
Investment Securities...       1,192          296          104       1,592        (760)         372          (73)       (461)
Loans...................        (204)         437           (5)        228        (109)       1,614          (10)      1,495
                          -----------       -----          ---   ---------       -----   -----------       -----   ---------
TOTAL INTEREST-EARNING
  ASSETS................   $   1,552    $     618    $      50   $   2,220   $    (506)   $   2,256    $     113   $   1,863

INTEREST PAID ON:
Savings Deposits........   $     168    $      51    $       2   $     221   $      26    $     281    $       2   $     309
Time Deposits...........        (356)        (414)          41        (729)       (290)       1,073         (106)        677
Securities Sold Under
  Agreement to
  Repurchase............          (1)          (2)           0          (3)        (53)          15          (13)        (51)
Note Payable............           0           14            0          14           0           19            0          19
                          -----------       -----          ---   ---------       -----   -----------       -----   ---------
TOTAL INTEREST-BEARING
  LIABILITIES...........   $    (189)   $    (351)   $      43   $    (497)  $    (317)   $   1,388    $    (117)  $     954
                          -----------       -----          ---   ---------       -----   -----------       -----   ---------
NET INTEREST EARNINGS...   $   1,741    $     969    $       7   $   2,717   $    (189)   $     868    $     230   $     909
                          -----------       -----          ---   ---------       -----   -----------       -----   ---------
                          -----------       -----          ---   ---------       -----   -----------       -----   ---------

    In calculating interest rates and volumes and related changes, non-performing loans and leases have been included in loan and lease volumes; however, foregone interest has been excluded. Loan fees were not included in interest income in calculating the rate realized on loans.

                                  COMPETITION

    The banking business in California generally, and in the Bank's service area in particular, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating throughout wide geographic areas. In addition, there are numerous other independent commercial banks within the Bank's primary service areas, many of which have greater resources, greater capital and, in some cases, less stringent regulatory limitations. Certain of its competitors may be better able to respond to changing capital and other regulatory requirements and better able to maintain or improve market share.

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

                           SUPERVISION AND REGULATION

THE COMPANY

    The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission.

    The Company is a bank holding company subject to regulation under the Bank Holding Company Act (the "Act"), and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System (the "Board"). The Company is required to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of such bank. The Act prohibits the Company from acquiring any voting shares of, interest in, or all or substantially all of the assets of a bank located outside the State of California unless the laws of such state specifically authorize such acquisition.

    Under the Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless the company is engaged in such activities. The Federal Reserve Board's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices. In making such determinations, the Federal Reserve Board considers whether the performance of such activities by the Company would offer advantages to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Further, the Federal Reserve Board is empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

    Although the entire scope of permitted activities is uncertain and cannot be predicted, the major non-banking activities that have been permitted to bank holding companies with certain limitations are: making, acquiring or servicing loans that would be made by a mortgage, finance, credit card or factoring company; operating an industrial loan company; leasing real and personal property; acting as an insurance agent, broker, or principal with respect to insurance that is directly related to the extension of credit by the bank holding company or any of its subsidiaries and limited to repayment of the credit in the event of death, disability or involuntary unemployment; issuing and selling money orders, savings bonds and travelers checks; performing certain trust company services; performing appraisals of real estate and personal property; providing investment and financial advice; providing data processing services; providing courier services; providing management consulting advice to non-affiliated depository institutions; arranging commercial real estate equity financing; providing certain securities brokerage services; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing investment advice on financial futures and options on futures; providing consumer financial counseling; providing tax planning and preparation services; providing check guaranty services; engaging in collection agency activities; and operating a credit bureau.

    The Company's primary sources of income are the receipt of dividends and management fees from its subsidiaries, and interest income on its investments. The Bank's ability to make such payments to the Company are subject to certain statutory and regulatory restrictions.

    The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, the Bank may not condition an extension of credit on a customer's obtaining other services provided by it, the Company or any other subsidiary or on a promise by the customer not to obtain other services from a competitor.

    As a bank holding company, the Company is required to file reports with the Federal Reserve Board and to provide such additional information as the Federal Reserve Board may require. The Federal Reserve Board also has the authority to examine the Company and each of its subsidiaries with the cost thereof to be borne by the Company.

    In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company or issue a guarantee, acceptance or letter of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10% of such subsidiary's capital stock and surplus on a per affiliate basis or 20% of such subsidiary's capital stock and surplus on an aggregate affiliate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a low-quality asset, as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

    The Act also prohibits a bank holding company or any of its subsidiaries from acquiring voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted unless such acquisition is expressly authorized by statutes of the state in which the bank to be acquired is located. Legislation recently adopted in California permits out-of-state bank holding companies to acquire California banks. See "Effect of Governmental Policies and Recent Legislation" later in this section.

    The Act and regulations of the Federal Reserve Board also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

    The Federal Reserve Board has cease and desist powers to cover parent bank holding companies and non-banking subsidiaries where action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The Federal Reserve Board has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

    The ability of the Company to pay dividends to its shareholders is subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally are as follows: (i) the corporation's assets equal at least 1 1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets equal at least 1 1/4 times its current liabilities.

    On May 27, 1993, the Company executed a Memorandum of Understanding ("memorandum") with the Federal Reserve Bank of San Francisco (the "Fed"). On March 13, 1997, the Fed determined that the continued existence of the memorandum was no longer necessary and was terminated as of that date.

THE BANK

    The Bank is a national banking association whose deposits are insured by the Bank Insurance Fund ("BIF") as administered by the FDIC, up to the maximum legal limits of the FDIC $(100,000), and is subject to regulation, supervision, and regular examination by the Comptroller. The Bank is a member of the Federal Reserve System, and as such is subject to certain provisions of the Federal Reserve Board. The Bank is also subject to applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal law. The regulations of these various agencies govern most aspects of the Bank's business, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowing, dividends, and locations of branch offices. California law exempts banks from the California usury laws.

    Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, its affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of such affiliates. Such restrictions prevent affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank in any other affiliate is limited to 10 percent of such subsidiary bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of such subsidiary bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of the FDIC Improvement Act ("FDICIA").

    Commercial banking organizations, such as the Bank, may be subject to potential enforcement actions by the Federal Reserve Board, the FDIC and the Comptroller for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of FDICIA.

    On January 1, 1991, the Comptroller changed the interpretation of the dividend regulations to simplify the calculation of a bank's dividend-paying capacity and make them more consistent with generally accepted accounting principles. The dividend limit is based on retained "net profits" for the current year plus the two previous years, less any required transfers to surplus or a fund for the retirement of preferred stock. "Net profits" are defined as net income as reported in the bank's call report with no adjustments. In addition, a national bank may not pay any dividends or make other capital distributions if the capital distribution would cause the national bank to be undercapitalized, with the exception of repurchases or redemptions of the national bank's shares that are made in connection with the issuance of additional shares, or that will impair the national bank's financial condition.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

    Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by a bank on its deposits and its other borrowings and the interest rate received by a bank on loans extended to its customers and securities held in a bank's portfolio comprise the major portion of a bank's earnings. These rates are highly sensitive to many factors that are beyond the control of a bank. Accordingly, the earnings and growth of a bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

    The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Company are impossible to predict. Certain of the potentially significant changes which have been enacted and proposals which have been made recently are discussed below.

    FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

    On December 19, 1991, FDICIA was enacted into law. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Federal Reserve Board, the Comptroller, the Office of Thrift Supervision ("OTS") and the FDIC (collectively, the "federal banking agencies").

    STANDARDS FOR SAFETY AND SOUNDNESS

    FDICIA requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to internal controls, loan documentation, credit underwriting, interest rate exposure, and asset growth. Standards must also be prescribed for classified loans, earnings and the ratio of market value to book value for publicly-traded shares. The FDICIA also requires the federal banking agencies to issue uniform regulations prescribing standards for real estate lending that are to consider such factors as the risk to the deposit insurance fund, the need for safe and sound operation of insured depository institutions and the availability of credit. Further, FDICIA requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss.

    PROMPT CORRECTIVE REGULATORY ACTION

    FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

    The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

    In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. Under the regulations, an insured depository institution will be deemed to be:

    - "well capitalized" if it (i) has total risk-based capital of 10 percent or greater, Tier 1 risk-based capital of 6 percent or greater and a leverage capital ratio of 5 percent or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

    - "adequately capitalized" if it has total risk-based capital of 8 percent or greater, Tier 1 risk-based capital of 4 percent or greater and a leverage capital ratio of 4 percent or greater (or a leverage capital ratio of 3 percent or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

    - "undercapitalized" if it has total risk-based capital that is less than 8 percent, Tier 1 risk-based capital that is less than 4 percent or a leverage capital ratio that is less than 4 percent (or a leverage capital ratio that is less than 3 percent if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

    - "significantly undercapitalized" if it has total risk-based capital that is less than 6 percent, Tier 1 risk-based capital that is less than 3 percent or a leverage capital ratio that is less than 3 percent; and

    - "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2 percent.

    An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized, may be reclassified to the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding how to address the problems associated with such category.

    The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions, and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to

5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

    An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of FDICIA; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

    Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

    The Comptroller and the Federal Reserve Board have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for assets with low credit risk, such as certain U.S. Treasury securities, to 100 percent for assets with relatively high credit risk, such as business loans.

    In addition to the risk-based guidelines, the Comptroller requires banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by the Comptroller to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3 percent. For all banks not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3 percent minimum, or 4 percent to 5 percent. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the

Comptroller has the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency.

    In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

    In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss allowances to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

    OTHER ITEMS

    FDICIA also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution; (iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; and (iv) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital.

    CAPITAL ADEQUACY GUIDELINES

    The Comptroller and the Federal Reserve Board have issued guidelines to implement the risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0 percent for risk-free assets, such as cash and certain U.S. Government securities, to 100 percent for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

    A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchase credit card relationships may be included, subject to certain limitations. At least 50 percent of the banking organization's total regulatory capital must consist of Tier 1 capital.

    Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25 percent of risk-weighted assets; (ii) perpetual preferred stock, cumulative perpetual preferred stock and long-term preferred stock and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible-term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50 percent of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

    The Comptroller has also adopted a minimum leverage capital ratio of Tier 1 capital to average total assets of 3 percent for the highest rated banks. This leverage capital ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. Furthermore, higher leverage capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of FDICIA.

    The Regulatory Capital Guidelines as well as the actual capitalization for the Bank and the Company as of December 31, 1996 follow:

                                                                    ADEQUATELY      WELL                    COMPANY
                                                                    CAPITALIZED  CAPITALIZED    BANK     CONSOLIDATED
                                                                    -----------  -----------  ---------  -------------
Detailed computations of
  Tier 1 leverage capital ratio...................................       a4.00%       a5.00%       7.59%        7.25%
  Tier 1 risk-based capital ratio.................................       a4.00%       a6.00%      10.88%       10.36%
  Total risk-based capital........................................       a8.00%      a10.00%      12.14%       11.62%

------------------------

Based solely on these ratios, the Bank is deemed to be well capitalized as of December 31, 1996.

    SAFETY AND SOUNDNESS STANDARDS

    In February 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

    In December 1992, the federal banking agency issued final regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

    Appraisals for "real estate related financial transactions" must be conducted by either state-certified or state-licensed appraisers for transactions in excess of certain amounts. State-certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state-licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally-related transactions" must now comply with the federal banking agencies' appraisal standards. Federally-related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

    PREMIUMS FOR DEPOSIT INSURANCE

    Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90 percent of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC also has authority to impose special assessments against insured deposits.

    The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," or 1.25 percent, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023 percent of deposits. The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the condition of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for well-capitalized banks to zero effective January 1, 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits. The Bank currently pays deposit insurance premiums to the FDIC at the rate of $.17 per $100 of deposits.

    Congress has recently passed, and President Clinton has signed into law, provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's successor as a result of payments made due to the insolvency of savings and loan associations and other federally-insured savings institutions in the late 1980's and early 1990's. The new law requires savings and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks must contribute towards paying off the financing bonds, including interest. In 2000, the banking industry will assume the bulk of the payments. The new law also aims to merge the Bank Insurance Fund and SAIF by 1999 but not until the bank and savings and loan charters are combined. The Treasury Department has until March 31, 1997 to deliver to Congress comments and recommendations on combining the charters. Additionally, the new law provides "regulatory relief" for the banking industry by eliminating approximately 30 laws and regulations. The costs and benefits of the new law to the Banks can not currently be accurately predicted.

    INTERSTATE BANKING AND BRANCHING

    On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five-year existence requirement.

    The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction. Effective October 2, 1995, California adopted legislation which "opts California into" the Interstate Act. However, the California Legislation restricts out-of-state banks from purchasing branches or starting a de novo branch to enter the California banking market. Such banks may proceed only by way of purchases of whole banks.

    The Interstate Act is likely to increase competition in the Banks' market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such increased competition will likely have on the Banks' operations.

    COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

    The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. Based on the examination conducted during May 1993 and February 1995, the Bank is rated "outstanding."

    In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Tax Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

    HAZARDOUS WASTE CLEAN-UP COSTS

    Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolios of the Bank, conversations with local authorities and appraisers, and the type of lending currently and historically done by the Bank (the Bank has generally not made the types of loans generally associated with hazardous waste contamination problems), management is not aware of any potential liability for hazardous waste contamination.

    OTHER REGULATIONS AND POLICIES

    Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal regulations include requirements to maintain noninterest-bearing reserves against deposits, limitations on the nature and amount of loans which may be made, and restrictions on payment of dividends. California law exempts banks from the usury laws.

                           ACCOUNTING PRONOUNCEMENTS

    On January 1, 1996, the Company adopted a Statement on Special Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, or to be disposed of, be reviewed for impairment based on the fair value of the asset. Furthermore, this Statement requires that certain long-lived assets and identifiable intangibles to be disposed of, be reported at the lower of carrying amount or fair value less cost to sell. The Company has determined that the impact of this Statement on its operations and financial position is not material for the year ended December 31, 1996.

    SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. During 1996, the Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principal Board No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock on the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note 8 to the Notes to Consolidated Financial Statements.

    In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended in December 1996 by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 applies prospectively to financial statements for fiscal years beginning after December 31, 1996. However, SFAS No. 127 defers for one year the effective date of certain provisions within SFAS No. 125. SFAS No. 125 does not permit earlier or retroactive application. As of December 31, 1996, the Company has not adopted SFAS No. 125, as amended by SFAS No. 127; however, the Company does not believe the impact on its operations and financial position will be material upon adoption.

                                   EMPLOYEES

    The Bank currently employs approximately 156 persons in varying capacities. The Company does not have any full-time employees at this time. (See ITEM 11. EXECUTIVE COMPENSATION, for further information).

ITEM 2. PROPERTIES.

    On December 29, 1982, the Company entered into a sublease (the "Sublease") for the premises covering approximately 6,147 square feet on the ground floor of a building located at 3951 South Coast Plaza Drive, Santa Ana, California 92704. The Sublease ("old Sublease") had an initial term of 10 years, which expired on January 31, 1993. The Sublease was amended effective February 1, 1993 for a term of 24 months, terminating on January 31, 1995. It has further been amended to expire on January 31, 1998. The rent for the premises at the end of the term of the old Sublease was $2.61 per square foot per month. The rent under the terms of the "new Sublease" is $1.23 per square foot per month. The Company has assigned the Sublease to the Bank for the purpose of conducting banking operations on the premises. The Company does not independently occupy any part of the premises.

    On May 4, 1988, the Bank entered into a lease expiring June 30, 2000 for the branch located at 22831 Lake Forest Drive, El Toro, California. The El Toro premises consist of approximately 6,766 square feet and the current monthly rent is $1.71 per square foot.

    On September 19, 1989, the Bank entered into a lease expiring September 18, 1993 for the Service Center located at 17252 Armstrong, Suite H, Irvine, California. These premises consist of approximately 7,900 square feet. On September 18, 1996, the Company revised and extended the lease for a period of twelve months, expiring September 17, 1997, at the current monthly rent of $.72 per square foot.

    On October 4, 1989, the Bank entered into a lease expiring December 31, 1999 for the Orange regional office located at 625 The City Drive, Orange, California. These premises consist of approximately 8,257 square feet and the current monthly rent is $2.05 per square foot.

    On November 29, 1991, the Bank entered into a lease for a branch facility, commercial loan department and escrow division space covering approximately 14,866 square feet on the ground floor and 14,103 square feet for its headquarters office on the ninth floor of a building located at 4100 Newport Place, Newport Beach, California 92660. The Lease has an initial term of 10 years. The current rent for the premises is $1.72 per square foot per month on the ground floor and $1.70 per square foot per month for the ninth floor. Pursuant to the Lease, the Bank has an option to lease additional space on the ninth floor. The Bank is using the ground floor for banking operations and is using the ninth floor for administrative offices.

    On November 1, 1995 the Bank entered into a lease expiring October 31, 2005 for the Beach Cities Regional Office located at 17330 Brookhurst, Fountain Valley, CA. These premises consist of approximately 5534 square feet and the current monthly rent is $1.30 per square foot.

    All of the premises leased by the Company are used by the Bank and there are no immediate plans to utilize any of the leased premises for any other purpose.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's or Bank's exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the incurrence of the loss is probable. After taking into consideration information furnished by counsel to the Company or the Bank as to the current status of various claims and legal proceedings to which the Company or the Bank is a party, management has accrued $950,000 as a reserve for various litigation pending as of December 31, 1996.

    Set forth below is a brief summary of the status of litigation against the Company or the Bank involving claims in excess of $750,000. Management believes that the reserves which it has established for these matters is adequate at this time. However, litigation is inherently uncertain and no assurance can be given that this or any other litigation will not result in any loss which might be material to the Company.

    PDI LITIGATION. NATIONAL BANK OF SOUTHERN CALIFORNIA V. VINCENT E. GALEWICK, PERFORMANCE DEVELOPMENT, INC. ET. AL (the "PDI Litigation") is an interpleader action filed by the Bank on August 22, 1995 in the Orange County Superior Court. The dispute arose from a demand by the California Department of Corporations under California Government Code Section 7480 on August 17, 1995 for the identification of account names and account numbers associated with Vincent Galewick and Performance Development, Inc. As result of receipt of a declaration by the California Department of Corporations under California Financial Code
Section 952, the Bank froze $12,301,113.01 in their accounts. On August 21, 1995, a temporary restraining order was issued restraining Performance Development, Inc., Vincent Galewick and others from transferring funds. The Bank was thereafter threatened by various parties with lawsuits for refusal to release the funds, and an attack was made on the applicability of the temporary restraining order to the funds. The Bank deposited the funds with the Orange County Superior Court and filed the interpleader action to allow the court to determine the disposition of the funds. In response, the defendants filed a cross complaint against the Bank alleging $25 million (the original claim alleged $45 million and was reduced during discovery) in damages due to lost opportunities, breach of contract, loss of goodwill and damage to their reputation due to the inability to use the $12,301,113.01. Additional claims for an unspecified amount of punitive damages, consequential damages and incidental damages have been alleged. Discovery has not yet been completed.

    A related action was filed by Larry Curran in the Orange County Superior Court arising out of the same transaction. A request for dismissal, without prejudice, was filed on behalf of the plaintiff in this action on January 31, 1997.

    FIP LITIGATION. In December 1995, Financial Institutions Partners, L.P. ("FIP") purchased 288,888 shares of the Company's Common Stock (the "Initial Shares") in a private placement at $6.75 per share ($1,949,994 in the aggregate). Under the terms of the Company's agreements with FIP, FIP agreed to purchase an additional 266,659 shares of the Company's Common Stock (the "Additional Shares") on or prior to May 5, 1996, subject to satisfaction of certain closing conditions.

    On April 11, 1996, FIP received confirmation from the Federal Reserve Bank of San Francisco that no regulatory approval was required for the purchase of the Additional Shares. On April 24, 1996, Hovde Financial, Inc., the corporate general partner of FIP, purchased 53,909 shares of the Company's Common Stock in the open market. FIP thereafter refused to purchase the Additional Shares on the grounds that the PDI Litigation constituted a material adverse change in the Company's financial condition and, therefore, the closing conditions were not, and could not, be satisfied by the Company.

    On June 11, 1996, FIP demanded that the Company either (a) extend the agreement until December 31, 1996 at an increased purchase price based upon the earnings of the Company from June 1, 1996 through November 30, 1996, or (b) repurchase the Initial Shares for an amount equal to the purchase price, plus $6.00 per share, plus nine percent interest, plus FIP's legal, accounting and due diligence expenses. The Company had periodic discussions with FIP thereafter regarding the purchase of the Additional Shares, but was unable to reach agreement with FIP.

    FIP filed a complaint dated December 19, 1996 in the United States District Court for the Central District of California against the Company, the Bank and certain of their respective officers and directors alleging violation of Section 10(b)(5) promulgated under the Securities Exchange Act of 1934, intentional misrepresentation, negligent misrepresentation and suppression of fact and rescission of FIP's purchase of the Initial Shares, consequential damages in excess of $1,650,000 and punitive damages due to the alleged failure by the Company to disclose all material facts regarding the PDI Litigation. In the alternative, FIP seeks a declaratory judgement requiring the Company to sell the Additional Shares to FIP at $6.75 per share if FIP determines it wishes to purchase such shares following a review of all information regarding the PDI Litigation.

    FIP has informed the Company that it intends to file an amended complaint and has agreed to postpone the due date for the Company's response to the complaint until after the amended complaint is filed. The amended complaint has not yet been received by the Company.

    FIRST PENSION LITIGATION. ROUSSEAU. ET. AL. V. RANCHO VISTA NATIONAL BANK AND OTHERS is an action brought in the San Diego Superior Court on October 23, 1995 by a class of investors who invested pension funds with First Pension, a pension plan administrator, alleging claims against various banks who dealt with First Pension. The plaintiffs have stated claims for fraud and deceit, aiding and abetting fraud and deceit, breach of fiduciary duty, constructive fraud and aiding and abetting constructive fraud against a number of financial institutions, including the Bank. The Bank and certain of its officers were named as defendants, based on the fact that First Pension deposited investor pension funds into an account at the Bank of which the Bank agreed to be custodian. The plaintiffs allege losses of over $130 million due to the combined alleged wrongdoing of the bank defendants. No specific damage claim was alleged against the Bank.

    In January 1997, the Bank offered to settle the matter or, in the alternative, to seek an order from the court dismissing the action for failure to prosecute. A tentative settlement has been reached whereby the Bank would pay $30,000 to be distributed to the class, less certain fees and expenses. Before this settlement would be final, a settlement agreement must be executed, the class certified and the settlement agreement approved by the Court.

    EVAN V. HOME BANK AND OTHERS is a suit brought by the receiver for First Pension and related entities in the Central District of California based on the same allegations as in the ROUSSEAU matter. The receiver alleges that the Bank improperly delegated its fiduciary duties as a custodian of pension funds to First Pension and failed to ensure that all pension assets were transferred to the successor custodian. Plaintiffs have not alleged a specific damage claim against the Bank. Discovery on this matter has just commenced.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    As of December 31, 1996, there were approximately 300 shareholders of record of the Company's common stock. No shares of the Company's preferred stock have been issued or are outstanding.

    Although there are at least four broker/dealers purporting to make a market in the Company's common stock, there is limited trading activity in the Company's common stock. No cash dividends have been paid on shares of the Company's common stock since the formation of the Company, and the Company presently has no intention to pay cash dividends in the foreseeable future.

    The following table lists high and low bid prices of the Company's Common Stock in the over-the-counter market. Prices represent quotations by dealers making a market in the stock and reflect inter-dealer prices without adjustments for mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Trading in the Company's common stock is limited in volume and may not be a reliable indicator of its market value.

                                                                                      1996                  1995
                                                                              --------------------  --------------------
                                                                                HIGH        LOW       HIGH        LOW
                                                                              ---------  ---------  ---------  ---------
First Quarter...............................................................  $    7.40  $    5.25  $    6.38  $    5.00
Second Quarter..............................................................  $    7.25  $    5.25  $    6.63  $    6.00
Third Quarter...............................................................  $    8.19  $    7.38  $    7.50  $    6.57
Fourth Quarter..............................................................  $   15.38  $    8.75  $    7.97  $    7.40

    In November, 1995, the Company sold 474,000 shares of its common stock through a private placement at $6.75 per share.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the notes thereto contained in Item 8 of this Form 10-K.

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
$ IN 000'S                                                     1996      1995(1)     1994       1993       1992
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Results of Operations:
  Operating Revenue........................................  $  30,531  $  27,097  $  24,849  $  25,800  $  30,912
  Interest & Fee Income....................................     26,773     24,742     22,721     23,642     28,861
  Interest Expense.........................................      6,809      7,289      6,336      8,086     11,231
  Net Interest and Fee Income..............................     19,964     17,453     16,385     15,556     17,630
  Provision for Loan Loss..................................      1,260      6,600      3,365      4,789      4,775
  Net Income (Loss)........................................      3,796     (3,341)       859     (2,815)       507
  Net Income (Loss) Per Share..............................       1.26      (1.30)      0.35      (1.14)      0.20

                                                                           AS OF DECEMBER 31,
                                                       ----------------------------------------------------------
$ IN 000'S                                                1996        1995        1994        1993        1992
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------

ENDING BALANCE SHEET DATA:
  Investment Securities..............................  $   91,504  $   62,283  $   72,075  $   81,137  $   60,609
  Net Loans & Leases.................................     204,650     187,670     195,203     206,370     237,884
  Total Assets.......................................     351,464     334,043     300,665     324,550     372,762
  Total Deposits.....................................     318,704     308,504     277,389     299,726     343,137
  Total Liabilities..................................     326,464     312,924     280,937     304,363     350,067
  Long-Term Debt.....................................       2,350       2,351       2,351       2,351       3,000
  Total Shareholders' Equity.........................      25,000      21,119      19,728      20,187      22,695

PER SHARE DATA AND OTHER SELECTED RATIOS:
  Earnings (loss) per common and common equivalent
    share............................................  $     1.26  $    (1.30) $     0.35  $    (1.14) $     0.20
  Dividends declared per share.......................        0.00        0.00        0.00        0.00        0.00
  Book value per share...............................  $     8.38  $     7.23  $     8.14  $     8.33  $     9.68
  Shareholders' equity to assets at period end.......        7.11%       6.32%       6.56%       6.22%       6.09%
  Return on average assets...........................        1.10       (1.07)       0.27       (0.82)       0.14
  Return on average equity...........................       16.76      (15.56)       4.19      (12.95)       2.24
  Average equity/average assets......................        6.54        6.88        6.45        6.31        6.33
  Net interest margin................................        6.35        6.12        5.61        4.97        5.35

------------------------

(1) In 1995 CCB through a private placement raised approximately $3,200,000 in additional equity in connection with the issuance of shares of CCB common stock.

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

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    The following chart shows comparative data for selected items of the financial statements:

                                    SUMMARY

$ IN 000'S EXCEPT                                             INCREASE                 INCREASE
EARNINGS PER SHARE DATA                             1996     (DECREASE)      1995     (DECREASE)      1994
-----------------------------------------------  ----------  -----------  ----------  -----------  ----------
Average Total Assets...........................  $  346,300   $  34,423   $  311,877   $  (7,252)  $  319,129
                                                                   11.0%                    (2.3)%
Average Loans and Leases.......................  $  198,615  $   (2,143 ) $  200,758  $   (1,251 ) $  202,009
                                                                   (1.1 )%                  (0.6 )%
Average Deposits...............................  $  318,350  $   32,462   $  285,888  $   (6,549 ) $  292,437
                                                                   11.4%                    (2.2 )%
Net Interest Income............................  $   19,964  $    2,511   $   17,453  $    1,068   $   16,385
                                                                   14.4%                     6.5%
Provision for Loan and Lease Losses............  $    1,260  $   (5,340 ) $    6,600  $    3,235   $    3,365
                                                                  (80.9 )%                  96.1%
Net Income (Loss)..............................  $    3,796  $    7,137   $   (3,341) $   (4,200 ) $      859
                                                                    N/A                      N/A
Income (Loss) Per Share........................  $     1.26  $     2.56   $    (1.30) $    (1.65 ) $     0.35
                                                                    N/A                      N/A
Return on Average Assets.......................        1.10%       2.17%       (1.07)%      (1.34 )%        .27%
                                                                    N/A                      N/A
Return on Average Equity (1)...................       16.76%      32.32%      (15.56)%     (19.75 )% $     4.19%
                                                                    N/A                      N/A
Ratio of Average Equity to Average Assets......        6.54% $    (0.34 )       6.88% $     0.42         6.45%
                                                                   (4.9 )%                   6.7%
Cash Dividends declared........................           0         N/A            0         N/A            0

------------------------

(1) Average equity computed based on month end balances

    During 1996 the Company's non-performing assets declined from $17,738,000 on December 31, 1995 to $6,652,000 on December 31, 1996. As a result of significant reduction in non-performing assets and overall improvement in asset quality requiring less resources on collection of problem loans, the Company applied additional resources to generating new business. Gross loans and leases increased from $194,914,000 to $210,509,000 and deposits increased from $308,504,000 to $318,704,000 from December 31, 1995 to December 31, 1996.

    The average assets, average loans and leases and average deposits decreased from 1994 through 1995 as the Company concentrated on improving asset quality and collecting loans rather than on generating new business. Net interest income increased in 1995 due to improved spreads in interest-earning assets. During 1995, the Company made a provision for loan and lease losses in the amount of $6,600,000 and charged off loans which amounted to $5,718,000 net of recoveries. Increased legal expenses and losses on foreclosed properties contributed to a net loss of $3,341,000 in 1995.

                             RESULTS OF OPERATIONS

                                                               INCREASE                INCREASE
$ IN 000'S                                           1996     (DECREASE)     1995     (DECREASE)     1994
-------------------------------------------------  ---------  -----------  ---------  -----------  ---------
Total Interest and Fee Income....................  $  26,773   $   2,031   $  24,742   $   2,021   $  22,721
                                                                     8.2%                    8.9%
Total Interest Expense...........................      6,809   $    (480)      7,289   $     953       6,336
                                                                    (6.6)%                  15.0%
Net Interest Income Before Provision for Loan and
  Lease Losses...................................  $  19,964  $    2,511   $  17,453  $    1,068   $  16,385
                                                                    14.4%                    6.5%
Net Interest and Fee Income Earned as a
  Percentage of Average Interest-Earning
  Assets.........................................       6.35%        .23%       6.12%        .51%       5.61%

    NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES. Net interest income continued to increase in 1996 from 1995 and 1994 as the interest spread continued to improve on interest earning assets due to rising interest rates, increased average noninterest-bearing deposits and decreasing nonperforming loans. The average noninterest-bearing deposits increased from $101,022,000 in 1994 to $100,526,000 in 1995 and $133,371,000 in 1996.

    The net yield on interest-earning assets including loan fees increased to 6.35% in 1996 from 6.12% in 1995. The net yield on interest-earning assets excluding loan fees increased to 6.13% in 1996 from 5.80% in 1995. As of December 31, 1996, the Company had a total of $222,783,000 in interest-earning assets that would reprice within one year as compared to $170,277,000 interest-bearing liabilities that would reprice within the same period of time. The short-term impact of any rise or decline in interest rates would therefore be insignificant.

                                                            INCREASE                 INCREASE
$ IN 000'S                                        1996     (DECREASE)      1995     (DECREASE)      1994
---------------------------------------------  ----------  -----------  ----------  -----------  ----------
Average Nonaccrual Loans.....................  $    9,526   $  (3,234)      12,760   $  (4,127)  $   16,887
                                                                (25.3)%                  (24.4 )%
Interest Income Not Recognized During the
  Period on Nonaccrual Loans.................  $      327  $     (298 ) $      625  $     (343 ) $      968
                                                                (47.7 )%                 (35.4 )%
Interest Income Recognized During the Period
  on Nonaccrual Loans........................                                              (20 ) $       20
                                                                                       (100.00 )%
Average Loans and Leases to Average
  Deposits...................................        62.4%       (7.8 )%       70.2%        1.1%       69.1%
                                                                (11.1 )%                   1.6%
Average Interest-Earning Assets..............  $  314,446      29,107      285,339  $   (6,721 ) $  292,060
                                                                 10.2%                    (2.3 )%

    Loan production and average outstanding loans declined from 1994 to 1995 as the Company focused on monitoring the performance of the outstanding loans, identifying potential problems and collecting identified problem loans and real estate owned. At the same time, the Company refined its loan underwriting and approval process, seeking higher-quality credits which reduced the volume of loans meeting the tightened criteria. During 1996, with a significant decline in nonperforming assets, the

Company applied its resources to business development, resulting in an approximately 10% increase in total average assets and average earning assets.

AVERAGE BALANCES,                           PERCENT    INTEREST                PERCENT    INTEREST                PERCENT
$ IN 000'S                        1996     OF TOTAL      RATE        1995     OF TOTAL      RATE        1994     OF TOTAL
------------------------------  ---------  ---------  -----------  ---------  ---------  -----------  ---------  ---------
Savings Deposits..............  $ 127,063      39.91%       2.86%  $ 121,110      42.36%       2.82%  $ 120,120      41.08%
Time Deposits.................     57,916      18.19%       4.97%     64,252      22.48%       5.62%     71,295      24.38%
                                ---------  ---------       -----   ---------  ---------       -----   ---------  ---------
Total Interest-Bearing
  Deposits....................    184,979      58.11%       3.52%    185,362      64.84%       3.79%    191,415      65.46%
Demand Deposits...............    133,371      41.90%     N/A        100,526      35.16%     N/A        101,022      34.54%
                                ---------  ---------       -----   ---------  ---------       -----   ---------  ---------
Total Deposits................  $ 318,350     100.00%              $ 285,888     100.00%              $ 292,437     100.00%
                                ---------  ---------       -----   ---------  ---------       -----   ---------  ---------

AVERAGE BALANCES,                INTEREST
$ IN 000'S                         RATE
------------------------------  -----------
Savings Deposits..............        2.58%
Time Deposits.................        4.11%
                                     -----
Total Interest-Bearing
  Deposits....................        3.15%
Demand Deposits...............      N/A
                                     -----
Total Deposits................
                                     -----

    Interest expense increased as the interest rates increased in 1995 and interest expense declined as interest rates fell in 1996. In addition, in 1994, the Company established a policy not to renew brokered certificates of deposit and deposits gathered through listings in national publications listing the rates offered on time deposits by a large number of banks around the country. Although the rates paid on the certificates of deposit approximate the rates paid by the Bank on its other certificates of deposit, the decline in balances of these deposits and replacement with noninterest-bearing deposits caused a concurrent decline in interest expense.

    PROVISION FOR LOAN AND LEASE LOSSES The provision for loan and lease losses creates an allowance for estimated future loan and lease losses. When losses or recoveries occur, they are charged against or credited to the allowance.

                                                                    INCREASE                INCREASE
$ IN 000'S                                                1996     (DECREASE)     1995     (DECREASE)     1994
------------------------------------------------------  ---------  -----------  ---------  -----------  ---------
Loan and Lease Charge-offs (Net of Recoveries)........  $   2,385      (3,333)  $   5,718   $     792   $   4,926
                                                                        (58.3)%                  16.1%
                                                        ---------  -----------  ---------  -----------  ---------
Provision for Loan and Lease Losses...................  $   1,260  $   (5,340 ) $   6,600  $    3,235   $   3,365
                                                                        (80.9 )%                96.14%
                                                        ---------  -----------  ---------  -----------  ---------

    Due to continued high levels of nonperforming and classified loans and lease charge-offs, substantial provisions for loan and lease losses have been necessitated. During 1994 and 1995, the Company charged off $4,926,000 and $5,718,000 and made a provision for allowance for loan and lease losses in the amount of $3,365,000 and $6,600,000, respectively. During 1996, as the nonperforming assets declined, the Company charged off $2,385,000 in loans and made a provision for loan and lease losses in the amount of $1,260,000. In addition to provision for loan and lease losses, the Company incurred $1,070,000 in 1994 and $2,799,000 in 1995 in real estate owned expenses. In 1996, the gain on sale of real estate-owned exceeded the expenses incurred, resulting in a net gain of $422,000. The expenses on real estate-owned include property taxes, selling costs, write-downs and losses on sale. These properties have already been written down to their fair market values less estimated selling costs and therefore the Company does not expect any significant losses during 1997 related to these properties.

    OTHER INCOME The following table sets forth information by category of other income and the changes in categories of other income between periods for the periods indicated:

                                                       INCREASE                INCREASE
$ IN 000'S                                  1996      (DECREASE)     1995     (DECREASE)     1994
----------------------------------------  ---------  ------------  ---------  -----------  ---------
Escrow Fees.............................  $     781   $     473    $     308   $       4   $     304
                                                          153.6%                    1.30%
Service Charges.........................      1,157   $     174          983   $      14         969
                                                           17.7%                     1.4%
Securities (Losses) Gains...............          0   $      72          (72)  $     (78)          6
                                                            N/A                      N/A
Gain on Sale of Loans...................        665         665            0         N/A           0
Other Income............................      1,155   $      19        1,136   $     287         849
                                                            1.7%                    33.8%
                                          ---------      ------    ---------       -----   ---------
    Total Other Income (Loss)...........  $   3,758   $   1,403    $   2,355   $     227   $   2,128
                                                           59.6%                    10.7%

    OTHER INCOME AND OTHER EXPENSES--Non-interest income increased by $1,403,000 to $3,758,000 in 1996 compared to $2,355,000 in 1995. The changes were due to the following:

        1. Escrow fees increased by $473,000 for the year ended December 31, 1996 compared to 1995. The increase was due to increased marketing efforts and an increase in staff in the escrow division, along with greater activity in the local real estate market.

        2. Service charges increased by $174,000 for the year ended December 31, 1996 compared to 1995. The increase was due to the increase in deposits.

        3. During 1995 the Company sold some securities in the amount of $21,016,000 at a loss of $72,000. These securities were originally purchased with very short maturities to meet a projected cash outflow.

        4. Gain on sale of loans- During 1996 the Company sold three loans which were designated as "Available for Sale," at gain of $1,074,000 and wrote down a loan by $409,000 resulting in net gain of $665,000.

    OTHER EXPENSE The following table sets forth information by category of other expense and the changes in categories of other expense between periods for the periods indicated:

                                                  INCREASE                INCREASE
$ IN 000'S                              1996     (DECREASE)     1995     (DECREASE)     1994
------------------------------------  ---------  -----------  ---------  -----------  ---------
Salaries and Employee Benefits......  $   8,546   $   1,033   $   7,513   $   1,059   $   6,454
                                                       13.7%                   16.4%
Occupancy, Furniture and
  Equipment.........................      2,562   $     433       2,129   $     121       2,008
                                                       20.3%                    6.0%
Data Processing For Customers.......        510   $     326         184   $      11         173
                                                      177.2%                    6.4%
Data Processing For Company.........        587   $     413         174   $      44         130
                                                      237.4%                   33.8%
Legal Fees and Related Costs........      2,386   $     947       1,439   $     779         660
                                                       65.8%                  118.0%
Regulatory Assessments..............        576   $    (141)        717   $    (211)        928
                                                      (19.7)%                 (22.7)%
Supplies............................        420   $      99         321   $      54         267
                                                       30.8%                   20.2%
Other Real Estate Owned.............       (422)  $  (3,221)      2,799   $   1,729       1,070
                                                     (115.1)%                 161.6%
Other...............................      3,390   $     187       3,203   $   1,148       2,055
                                                        5.8%                   55.9%
                                      ---------  -----------  ---------  -----------  ---------
    Total Other Expenses............  $  18,555   $      76   $  18,479   $   4,734   $  13,745
                                                        0.4%                   34.4%

    The total noninterest expense for the year 1996 remained approximately the same as 1995. However, there were significant variations in individual categories of noninterest expense between the years 1996 and 1995 as discussed below:

        1. Salaries and benefits increased due to additions to the staff in the escrow division due to increasing business activity (see Results of Operation-Other Income), in business development to generate future loan and deposit growth and opening of a new branch in Fountain Valley.

        2. Occupancy expense increased due to an assessment of common area maintenance charges by the management company for the years 1993 through 1996, which had not been billed for the Newport Beach location. Also, opening the new branch in Fountain Valley added to the occupancy expense.

        3. Data Processing expense for customers increased due to significant increase in deposits of customers who maintain large profitable accounts.

        4. Legal fees remained high as the bank continues to resolve problem loans and other litigation matters and for that purpose the Company reserved an additional $950,000 during 1996. Management of the Company evaluates the Company's or the Bank's exposure to litigation matters individually and in the aggregate and provides for potential losses on such litigation if, in management's judgement, the amount of the loss is determinable and the incurrence of the loss is probable.

        5. Regulatory Assessments decreased as FDIC reduced the assessment rate from .29% per $100 in annualized deposits in 1995 to .17% in 1996.

        6. Gain or loss on REO: In 1995, the total losses and expenses on other real estate owned were $2,799,000. With the reduced amount of other real estate owned in 1996 the expense declined significantly. Additionally, in 1996 the Company sold several foreclosed properties at a gain resulting in a net gain of $422,000 for the year 1996.

INCOME TAX EXPENSE

    The following table shows the Company's income tax expense or benefit, related effective tax expense or benefit rate for the periods indicated and the changes between periods.

                                                      INCREASE                INCREASE
$ IN 000'S                                  1996     (DECREASE)     1995     (DECREASE)      1994
----------------------------------------  ---------  -----------  ---------  -----------  -----------
Income Tax Expense (Benefit)............  $     111   $   2,041   $  (1,930)  $  (2,474)  $     544
                                                            N/A                     N/A
Effective Income Tax....................
  Expense (Benefit) Rate................        2.8%                  (36.6)%                 38.77%

    The effective tax benefit rates are in accordance with the requirements of SFAS 109, adopted by the Company effective January 1, 1993, that limits the amount of tax benefit a company can recognize.

    During 1996, the Company recognized a tax benefit in the amount of $1,714,000. The tax benefit could not be recognized in prior years due to regulatory and accounting limitations.

    The major factor affecting the effective tax rate is the Company's valuation allowance. Each year the valuation allowance is based on analysis of the Company's probability of realizing the future benefits of its net deferred tax asset in accordance with SFAS No. 109. To the extent it is not more likely than not that the Company can recognize its deferred tax asset through a carryback claim for federal purposes or assumption of future projected income, a valuation allowance is recorded.

                              FINANCIAL CONDITION

OVERVIEW

    The following table sets forth the book values and changes in book values of selected assets and liabilities of the Company as of December 31, 1996, 1995 and 1994:

                                               INCREASE                 INCREASE
$ IN 000'S                           1996     (DECREASE)      1995     (DECREASE)      1994
--------------------------------  ----------  -----------  ----------  -----------  ----------
Investment Securities...........  $   91,504   $  29,221   $   62,283   $  (9,792)  $   72,075
                                                    46.9%                   (13.6)%
Net Loans and Leases............  $  204,650   $  16,980   $  187,670   $  (7,533)  $  195,203
                                                     9.0%                    (3.9)%
Other Real Estate Owned.........  $    2,657   $     492   $    2,165   $    (511)  $    2,676
                                                    22.7%                   (19.1)%
Total Assets....................  $  351,464   $  17,421   $  334,043   $  33,378   $  300,665
                                                     5.2%                    11.1%
Total Deposits..................  $  318,704   $  10,200   $  308,504   $  31,115   $  277,389
                                                     3.3%                    11.2%
Total Equity....................  $   25,000   $   3,881   $   21,119   $   1,391   $   19,728
                                                    18.4%                     7.1%

    During the years from 1994 and 1995 the Bank focused its human and financial resources on identifying and working on problem loans and other real estate owned. Other real estate owned remained low as the Bank applied significant resources to disposing of properties.

    As the nonperforming assets declined and overall asset quality improved, the Company applied additional resources in 1996 to business development resulting in increases in all the categories of assets, deposits and equity.

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

CAPITAL RESOURCES

    On December 31, 1990, new risk-based capital requirements became effective. Under the requirements, holding companies and banks are required currently to maintain minimum ratios of total capital and "core" (Tier 1) capital to risk-weighted assets (see ITEM 1. BUSINESS, SUPERVISION AND REGULATION, Capital Adequacy Guidelines). The regulatory capital requirements, and the Bank and Company's actual capital ratios are shown in the following table as of the dates indicated:

                                                                                               TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                        FOR CAPITAL         PROMPT CORRECTIVE
                                                   ACTUAL            ADEQUACY PURPOSES      ACTION PROVISIONS
                                            ---------------------  ---------------------  ---------------------
                                              AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT      RATIO
                                            ----------  ---------  ----------  ---------  ----------  ---------
As of December 31, 1996:

Total Capital (to Risk-Weighted Assets)
Consolidated..............................  $28,185,000     11.62%a $19,404,000a       8.0%        N/A
  Subsidiary Bank.........................  $29,357,000     12.14%a $19,347,000a       8.0%a $24,184,000      10.0%
Tier I Capital (to Risk-Weighted Assets)
  Consolidated............................  $25,124,000     10.36%a $9,702,000a       4.0%        N/A
  Subsidiary Bank.........................  $26,304,000     10.88%a $9,674,000a       4.0%a $14,510,000       6.0%
Tier I Capital (to Average Assets) (1)
  Consolidated............................  $25,124,000      7.25%a $13,852,000a       4.0%        N/A
  Subsidiary Bank                           $26,304,000      7.59%a $13,845,000a       4.0%a $17,306,000       5.0%

As of December 31, 1995:

Total Capital (to Risk-Weighted Assets)
  Consolidated............................  $23,817,000     10.70%a $17,766,000a       8.0%        N/A
  Subsidiary Bank.........................  $25,252,000     11.36%a $17,756,000a       8.0%a $22,194,000      10.0%
Tier I Capital (to Risk-Weighted Assets)
  Consolidated............................  $20,995,000      9.45%a $8,883,000a       4.0%        N/A
  Subsidiary Bank.........................  $22,431,000     10.11%a $8,878,000a       4.0%a $13,317,000       6.0%
Tier I Capital (to Average Assets) (1)
  Consolidated............................  $20,995,000      6.32%a $8,883,000a       4.0%        N/A
  Subsidiary Bank.........................  $22,431,000      6.76%a $8,878,000a       4.0%a $15,583,000       5.0%

    As of December 31, 1996 and 1995, the Bank and the Company were in compliance with statutory risk-based capital requirements.

(1) In some circumstances this minimum ratio may be 3%.

    During 1995, the Company obtained $3,200,000 in proceeds from a private placement of its common stock at $6.75 per share.

8. FINANCIAL STATEMENTS.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------
Independent Auditors' Report............................................................................          46

Consolidated Balance Sheets, December 31, 1996 and 1995.................................................          47

Consolidated Statements of Operations For The Years Ended December 31, 1996, 1995 and 1994..............          48

Consolidated Statements of Shareholders' Equity For The Years Ended December 31, 1996, 1995 and 1994....          49

Consolidated Statements of Cash Flows For The Years Ended December 31, 1996, 1995 and 1994..............      50, 51

Notes to Consolidated Financial Statements For The Years Ended December 31, 1996, 1995 and 1994.........          52

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                   CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                    YEARS ENDED DECEMBER 31, 1996, 1995 AND
                     1994 AND INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of California Commercial Bankshares:

    We have audited the accompanying consolidated balance sheets of California Commercial Bankshares and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of California Commercial Bankshares and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

January 24, 1997
March 17, 1997 as to Notes 7 and 13
Los Angeles, California

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995

                                                                                        1996            1995
                                                                                   --------------  --------------
                                                     ASSETS

CASH AND DUE FROM BANKS (Note 3).................................................  $   28,849,000  $   28,549,000
FEDERAL FUNDS SOLD...............................................................      14,500,000      45,000,000
                                                                                   --------------  --------------
TOTAL CASH AND CASH EQUIVALENTS..................................................      43,349,000      73,549,000
INVESTMENT SECURITIES available for sale at estimated fair value (Note 4)........      91,504,000      62,283,000
LOANS AND INVESTMENT IN LEASES, net (Notes 5 and 9)..............................     203,416,000     178,050,000
LOANS AVAILABLE FOR SALE, net....................................................       1,234,000       9,620,000
ACCRUED INTEREST RECEIVABLE......................................................       2,668,000       2,649,000
PROPERTY, net (Note 6)...........................................................       1,435,000       1,084,000
OTHER REAL ESTATE OWNED, net.....................................................       2,657,000       2,165,000
OTHER ASSETS (Notes 8 and 10)....................................................       5,201,000       4,643,000
                                                                                   --------------  --------------
    TOTAL........................................................................  $  351,464,000  $  334,043,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
Demand:
  Noninterest-bearing............................................................  $  146,257,000  $  130,660,000
  Interest-bearing...............................................................      72,845,000      65,301,000
Savings..........................................................................      46,179,000      45,312,000
Time certificates, $100,000 and over.............................................      32,324,000      34,718,000
Other time deposits..............................................................      21,099,000      32,513,000
                                                                                   --------------  --------------
    Total Deposits...............................................................     318,704,000     308,504,000
NOTE PAYABLE (Note 7)............................................................       2,350,000       2,351,000
OTHER LIABILITIES (Notes 8 and 12)...............................................       5,410,000       2,069,000
                                                                                   --------------  --------------
    Total Liabilities............................................................     326,464,000     312,924,000
                                                                                   --------------  --------------
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY (Notes 7, 8 and 13):
Preferred stock--no par value; authorized, 1,000,000 shares; outstanding, none
Common stock--no par value; authorized, 10,000,000 shares; issued and
  outstanding, 2,984,000 in 1996 and 2,922,000 in 1995...........................      14,382,000      14,077,000
Paid-in capital..................................................................         497,000         470,000
Retained earnings................................................................      10,244,000       6,448,000
Net unrealized (loss) gain on investment securities available for sale, net of
  tax of $82,000 in 1996 and $67,000 in 1995.....................................        (123,000)        124,000
                                                                                   --------------  --------------
    Total Shareholders' Equity...................................................      25,000,000      21,119,000
                                                                                   --------------  --------------
    TOTAL........................................................................  $  351,464,000  $  334,043,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                See notes to consolidated financial statements.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
INTEREST AND FEE INCOME:
Loans and leases, including fees....................................  $  20,022,000  $  20,000,000  $  18,347,000
Investment securities...............................................      4,923,000      3,409,000      3,873,000
Federal funds sold..................................................      1,828,000      1,333,000        501,000
                                                                      -------------  -------------  -------------
    Total Interest and Fee Income...................................     26,773,000     24,742,000     22,721,000
INTEREST EXPENSE:
Deposits............................................................      6,531,000      7,022,000      6,036,000
Note payable and other (Note 7).....................................        278,000        267,000        300,000
                                                                      -------------  -------------  -------------
    Total Interest Expense..........................................      6,809,000      7,289,000      6,336,000
                                                                      -------------  -------------  -------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES......     19,964,000     17,453,000     16,385,000
PROVISION FOR LOAN AND LEASE LOSSES (Note 5)........................      1,260,000      6,600,000      3,365,000
                                                                      -------------  -------------  -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES.......     18,704,000     10,853,000     13,020,000
                                                                      -------------  -------------  -------------
OTHER INCOME:
Escrow fees.........................................................        781,000        308,000        304,000
Service charges.....................................................      1,157,000        983,000        969,000
Securities (loss) gain, net.........................................                       (72,000)         6,000
Gain on sale of loans, net..........................................        665,000
Other income........................................................      1,155,000      1,136,000        849,000
                                                                      -------------  -------------  -------------
    Total Other Income..............................................      3,758,000      2,355,000      2,128,000
                                                                      -------------  -------------  -------------
OTHER EXPENSES:
Salaries and employee benefits (Note 8).............................      8,546,000      7,513,000      6,454,000
Occupancy, furniture and equipment (Note 11)........................      2,562,000      2,129,000      2,008,000
Advertising.........................................................        347,000        243,000         88,000
Credit card and other losses (recoveries)...........................        329,000         94,000        (39,000)
Data processing for company.........................................        587,000        174,000        130,000
Data processing for customers.......................................        510,000        184,000        173,000
Legal fees and related costs (Note 12)..............................      2,386,000      1,439,000        660,000
Loan collection and related costs...................................        446,000        414,000        331,000
Lower of cost or market adjustment on loans available for sale......                       756,000
Regulatory assessments..............................................        576,000        717,000        928,000
Supplies............................................................        420,000        321,000        267,000
Other real estate owned, net........................................       (422,000)     2,799,000      1,070,000
Other...............................................................      2,268,000      1,696,000      1,675,000
                                                                      -------------  -------------  -------------
    Total Other Expenses............................................     18,555,000     18,479,000     13,745,000
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAX.............      3,907,000     (5,271,000)     1,403,000
PROVISION (BENEFIT) FOR INCOME TAX (Note 10)........................        111,000     (1,930,000)       544,000
                                                                      -------------  -------------  -------------
NET INCOME (LOSS)...................................................  $   3,796,000  $  (3,341,000) $     859,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE............  $        1.26  $       (1.30) $        0.35
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING.......................................................      3,009,000      2,564,000      2,427,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See notes to consolidated financial statements.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                     NET UNREALIZED
                                                                                     (LOSS) GAIN ON
                                                                                       INVESTMENT
                                     COMMON STOCK                                      SECURITIES        TOTAL
                               -------------------------   PAID-IN      RETAINED     AVAILABLE FOR   SHAREHOLDERS'
                                 SHARES       AMOUNT       CAPITAL      EARNINGS          SALE          EQUITY
                               ----------  -------------  ----------  -------------  --------------  -------------
Balance at January 1, 1994...   2,423,000  $  10,782,000  $  475,000  $   8,930,000                  $  20,187,000
Net Income...................                                               859,000                        859,000
Net Unrealized Loss On
  Investment Securities
  Available for Sale.........                                                         $ (1,318,000)     (1,318,000)
                               ----------  -------------  ----------  -------------  --------------  -------------
Balance at December 31,
  1994.......................   2,423,000     10,782,000     475,000      9,789,000     (1,318,000)     19,728,000
Net Loss.....................                                            (3,341,000)                    (3,341,000)
Stock Options Exercised (Note
  8).........................      25,000         95,000     (83,000)                                       12,000
Tax Benefit of Stock Options
  Exercised..................                                 78,000                                        78,000
Common Shares Sold Under
  Private Placement (Note
  7).........................     474,000      3,200,000                                                 3,200,000
Net change in Unrealized Gain
  on Investment Securities
  Available For Sale.........                                                            1,442,000       1,442,000
                               ----------  -------------  ----------  -------------  --------------  -------------
Balance at December 31,
  1995.......................   2,922,000     14,077,000     470,000      6,448,000        124,000      21,119,000
Net Income...................                                             3,796,000                      3,796,000
Stock Options Exercised (Note
  8).........................      62,000        305,000     (24,000)                                      281,000
Tax Benefit of Stock Options
  Exercised..................                                 51,000                                        51,000
Net change in Unrealized Loss
  on Investment Securities
  Available For Sale.........                                                             (247,000)       (247,000)
                               ----------  -------------  ----------  -------------  --------------  -------------
Balance at December 31,
  1996.......................   2,984,000  $  14,382,000  $  497,000  $  10,244,000   $   (123,000)  $  25,000,000
                               ----------  -------------  ----------  -------------  --------------  -------------
                               ----------  -------------  ----------  -------------  --------------  -------------

                See notes to consolidated financial statements.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                                                                         1996           1995            1994
                                                                    --------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................................  $    3,796,000  $  (3,341,000) $      859,000
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
Depreciation and amortization.....................................         419,000        473,000         580,000
Amortization of discounts and premiums on investment securities
  available for sale..............................................         284,000        850,000         795,000
Provision for loan and lease losses...............................       1,260,000      6,600,000       3,365,000
Provision for losses on other real estate owned...................          96,000        177,000         244,000
Deferred income taxes.............................................        (143,000)    (1,627,000)        621,000
Gain (loss) on sale of investment securities available for sale...                         72,000          (6,000)
Loans originated for sale.........................................                     (9,620,000)
Proceeds from sales of loans originated for sale..................       3,466,000
(Gain) loss on sale of other real estate owned....................      (1,175,000)     1,675,000           4,000
Gain on sale of loans originated for sale.........................      (1,074,000)
Write down of loans available for sale............................         409,000
(Gain) loss on sale of property...................................          (8,000)         2,000          (7,000)
(Increase) decrease in accrued interest receivable................         (19,000)       197,000        (359,000)
(Decrease) increase in deferred loan fees.........................        (260,000)       (80,000)         27,000
Decrease in unearned lease income.................................         (35,000)      (145,000)        (19,000)
(Increase) decrease in other assets...............................        (266,000)      (166,000)        686,000
Net increase (decrease) in other liabilities......................       2,487,000        872,000      (1,156,000)
                                                                    --------------  -------------  --------------
Net cash provided by (used in) operating activities...............       9,237,000     (4,061,000)      5,634,000
                                                                    --------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investment securities available for
  sale............................................................      62,685,000     17,232,000      19,350,000
Proceeds from sale of investment securities available for sale....                     21,016,000      49,229,000
Purchases of investment securities available for sale.............     (92,586,000)   (27,158,000)    (62,335,000)
Net (increase) decrease in loans and investment in leases.........     (24,533,000)     3,260,000        (505,000)
Recoveries of loans and investment in leases......................         553,000        494,000       1,156,000
Payments received on in-substance foreclosures....................                                         93,000
Purchase of property..............................................        (771,000)      (661,000)       (251,000)
Proceeds from sale of property....................................           9,000         24,000          18,000
Proceeds from sale of other real estate owned.....................       4,675,000      5,683,000       6,872,000
Additions to other real estate owned..............................                                       (390,000)
                                                                    --------------  -------------  --------------
Net cash (used in) provided by investing activities...............     (49,968,000)    19,890,000      13,237,000
                                                                    --------------  -------------  --------------

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994 (CONTINUED)

                                                                         1996           1995            1994
                                                                    --------------  -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits...............................  $   10,200,000  $  31,115,000  $  (22,337,000)
Net proceeds from sale of common stock and exercise of common
  stock options...................................................         332,000      3,290,000
Payments on note payable..........................................          (1,000)
                                                                    --------------  -------------  --------------
Net cash provided by (used in) financing activities...............  $   10,531,000     34,405,000     (22,337,000)
                                                                    --------------  -------------  --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..............     (30,200,000)    50,234,000      (3,466,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................      73,549,000     23,315,000      26,781,000
                                                                    --------------  -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..........................  $   43,349,000  $  73,549,000  $   23,315,000
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest........................................................  $    6,870,000  $   7,217,000  $    6,327,000
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------
  Income taxes....................................................  $    1,107,000  $     627,000  $      602,000
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------
SUPPLEMENTAL INFORMATION ON NONCASH INVESTING ACTIVITIES:
Property acquired through foreclosure.............................  $    3,234,000  $   7,024,000  $    7,143,000
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------
Assumption of debt through foreclosure............................  $      854,000  $              $       67,000
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------
Loan made to facilitate sale of loans available for sale..........  $    2,593,000  $              $
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------
Tax benefit for exercise of non-qualified stock options...........  $       51,000  $      78,000  $
                                                                    --------------  -------------  --------------
                                                                    --------------  -------------  --------------

                See notes to consolidated financial statements.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION--The consolidated financial statements include the accounts of the Company, the Bank and Venture Partners, Inc. Venture Partners Inc., a California corporation, acts primarily as an intermediary for tax deferred exchanges, a service function of the escrow department of the Bank. All significant intercompany balances and transactions have been eliminated.

    CONSOLIDATED STATEMENTS OF CASH FLOWS--Cash and cash equivalents for the purpose of the consolidated statements of cash flows are defined as cash and due from banks and Federal funds sold.

    USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    INVESTMENT SECURITIES--Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank has no held to maturity or trading securities. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes.

    The Bank designates investment securities as held to maturity or available for sale upon acquisition. Gain or loss on the sales of investment securities is determined on the specific identification method. Premiums and discounts on investment securities are amortized or accreted using the interest method over the expected lives of the related securities.

    LOANS AND INVESTMENT IN LEASES--Loans and leases are carried at principal amounts outstanding, net of deferred net loan origination fees, unearned lease income and the allowance for loan and lease losses.

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

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

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

    The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. Impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Bank applies the measurement provisions to all loans in its portfolio except for single-family residence and installment loans which are collectively evaluated for impairment.

    LOAN ORIGINATION FEES--Loan origination fees, net of certain related direct incremental loan origination costs, are deferred and amortized to income over the term of the loans using the effective interest method.

    ALLOWANCE FOR LOAN AND LEASE LOSSES--The allowance for loan and lease losses is based on an analysis of the loan and lease portfolio and reflects an amount which, in management's judgment, is adequate to provide for potential loan and lease losses after giving consideration to the loan and lease portfolio, current economic conditions, past loan and lease loss experience and other factors that deserve current recognition in estimating loan and lease losses. While management uses the best information available to provide for possible losses, future adjustments to the allowance may be necessary due to economic, operating, regulatory or other conditions that may be beyond the Company's control.

    In each reporting period, the allowance for loan and lease losses is increased by provisions for losses charged against operations in that period and recoveries of loans and leases previously charged off, and is reduced by charge-offs of loans and leases recognized in that period.

    LOANS AVAILABLE FOR SALE--Loans available for sale are recorded at the lower of cost or estimated market value, determined on an aggregate basis, and include loan origination costs and related fees. Any transfers of loans available for sale to the investment portfolio are recorded at the lower of cost or estimated market value on the transfer date. Gains or losses resulting from sales of loans are recorded at

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold.

    OTHER REAL ESTATE OWNED--Other real estate owned, which represents real estate acquired in settlement of loans, is carried at fair value less estimated selling costs. Any subsequent operating expenses or income, reduction in estimated fair values, or gains or losses on disposition of such properties are charged or credited to current operations.

    PROPERTY--Property is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line basis over the estimated useful lives of the related assets (estimated to be one to five years) or, if shorter, the term of the lease in the case of leasehold improvements.

    INCOME TAXES--The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

    NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE--Net income (loss) per common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the year.

    RECENT ACCOUNTING PRONOUNCEMENTS--On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, or to be disposed of, be reviewed for impairment based on the fair value of the asset. Furthermore, this Statement requires that certain long-lived assets and identifiable intangibles to be disposed of, be reported at the lower of carrying amount or fair value less cost to sell. The Company has determined that the impact of this Statement on its operations and financial position is not material for the year ended December 31, 1996.

    SFAS No. 123, "Accounting for Stock Based Compensation" encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. During 1996, the Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principal Board No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note 8.

    In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended in December 1996 by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 applies prospectively to financial statements for fiscal years beginning after December 31, 1996. However, SFAS No. 127 defers for one year the effective date of certain provisions within SFAS No. 125. SFAS No. 125 does not permit earlier or retroactive application. As of December 31, 1996, the Company has not adopted SFAS No. 125, as amended by SFAS No. 127;

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

however, the Company does not believe the impact on its operations and financial position will be material upon adoption.

    RECLASSIFICATION--Certain items in the previous years' consolidated financial statements have been reclassified to conform to the current year presentation.

3. CASH AND DUE FROM BANKS

    The Bank is required to meet statutory reserve requirements. In part, the Bank meets these requirements by maintaining a balance in a noninterest-bearing account at a Federal Reserve Bank. During 1996 and 1995, the average balance in this account was approximately $7,522,000 and $6,669,000, respectively.

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

    Book value and estimated fair value of investment securities available for sale (in thousands of dollars) are summarized as of December 31 as follows:

                                                                                       1996
                                                                   --------------------------------------------
                                                                        ESTIMATED           GROSS UNREALIZED
                                                                      AMORTIZED FAIR
                                                                     COST       VALUE       GAINS      LOSSES
                                                                   ---------  ---------  -----------  ---------
U.S. Government securities.......................................  $  31,038  $  31,080   $      44   $      (2)
U.S. Government agencies or insured obligations..................     57,537     57,297          17        (257)
State political subdivisions.....................................        413        411                      (2)
Mortgage-backed securities--U.S. agencies........................        880        884          14         (10)
Other securities.................................................         63         54                      (9)
Federal Reserve Bank and Federal Home Loan Bank stocks...........      1,778      1,778
                                                                   ---------  ---------       -----   ---------
Total............................................................  $  91,709  $  91,504   $      75   $    (280)
                                                                   ---------  ---------       -----   ---------
                                                                   ---------  ---------       -----   ---------


                                                                                       1995
                                                                   --------------------------------------------
                                                                        ESTIMATED           GROSS UNREALIZED
                                                                      AMORTIZED FAIR
                                                                     COST       VALUE       GAINS      LOSSES
                                                                   ---------  ---------  -----------  ---------
U.S. Government securities.......................................  $  35,314  $  35,457   $     168   $     (25)
U.S. Government agencies or insured obligations..................     23,611     23,657          61         (15)
State political subdivisions.....................................        423        416                      (7)
Mortgage-backed securities--U.S. agencies........................      1,047      1,070          25          (2)
Other securities.................................................         80         66                     (14)
Federal Reserve Bank and Federal Home Loan Bank stocks...........      1,617      1,617
                                                                   ---------  ---------       -----   ---------
Total............................................................  $  62,092  $  62,283   $     254   $     (63)
                                                                   ---------  ---------       -----   ---------
                                                                   ---------  ---------       -----   ---------

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

    The maturity distribution for investment securities available for sale at December 31, 1996 is as follows (in thousands of dollars):

                                                                          AMORTIZED    ESTIMATED
                                                                            COST      FAIR VALUE
                                                                         -----------  -----------
One year or less.......................................................   $  47,392    $  47,428
Over one through five years............................................      41,596       41,360
Over five years........................................................          63           54
                                                                         -----------  -----------
                                                                          $  89,051    $  88,842
Mortgage-backed securities-US Agencies.................................         880          884
Federal Reserve Bank and Federal Home Loan Bank stocks.................       1,778        1,778
                                                                         -----------  -----------
                                                                          $  91,709    $  91,504
                                                                         -----------  -----------
                                                                         -----------  -----------

    No investment securities were sold during the year 1996.

    Proceeds from sales of investment securities available for sale were $21,016,000 and $49,229,000 for the year ended December 31, 1995 and 1994, respectively. Gross realized losses from the sales of investment securities were $72,000 for the year ended December 31, 1995. Gross realized gains were $12,000 and gross realized losses were $6,000 from sales of investment securities available for sale for the year ended December 31, 1994.

    The carrying value of investment securities pledged as required or permitted by law amounted to $8,008,000 and $6,444,000 at December 31, 1996 and 1995,
respectively.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

5. LOANS AND INVESTMENT IN LEASES

    The loan portfolio and net investment in direct financing leases (in thousands of dollars) at December 31 is summarized as follows:

                                                                           1996        1995
                                                                        ----------  ----------
Real estate:
  Mortgage............................................................  $   72,617  $   55,207
  Equity lines........................................................       7,487       7,039
Construction..........................................................      25,875      22,593
Commercial............................................................      80,927      84,271
Installment and other.................................................      19,706      13,120
                                                                        ----------  ----------
                                                                           206,612     182,230
                                                                        ----------  ----------
Less:
  Allowance for loan losses...........................................      (5,333)     (6,431)
  Deferred loan origination fees - net................................        (442)       (702)
                                                                        ----------  ----------
Loans--net............................................................     200,837     175,097
                                                                        ----------  ----------
Total minimum lease payments receivable...............................       2,848       3,253
Estimated unguaranteed residual value of leased property..............         179         210
                                                                        ----------  ----------
                                                                             3,027       3,463
Less:
  Unearned lease income...............................................        (364)       (399)
  Allowance for lease losses..........................................         (84)       (111)
                                                                        ----------  ----------
Net investment in leases..............................................       2,579       2,953
                                                                        ----------  ----------
    Total.............................................................  $  203,416  $  178,050
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Bank grants loans to customers throughout its primary market area of Southern California. The Bank makes loans to borrowers from a number of different industries, the largest of which, including undisbursed amounts, are as follows at December 31 (in thousands of dollars) (see Note 11):

                                                                            1996       1995
                                                                          ---------  ---------
Nonresidential construction.............................................  $  22,477  $  34,717
Personal................................................................     37,506     30,384
Real estate agents/developers...........................................     34,285     37,556
Residential construction................................................     19,628     22,506

    Loans in the commercial loan portfolio are collateralized primarily by accounts receivable and inventory.

    The allowance for loan and lease losses is an estimate involving both subjective and objective factors and its measurement is inherently uncertain, pending the outcome of future events. Management's determination of the adequacy of the allowance is based on an evaluation of the loan and lease portfolio, previous loan and lease loss experience, current economic conditions, volume, growth and composition of the loan and lease portfolio, the value of collateral and other relevant factors. Management believes the

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

level of the allowance as of December 31, 1996 and 1995 is adequate to absorb losses inherent in the loan and lease portfolio; however, additional deterioration of the economy in the Bank's lending area could result in levels of loan and lease losses that could not be reasonably predicted at that date.

    A summary of the changes in the allowance for loan and lease losses (in thousands of dollars) for the years ended December 31 follows:

                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Loans:
  Balance at beginning of year...................................  $   6,431  $   5,572  $   7,137
  Recoveries on loans charged off................................        553        460      1,104
  Provision for loan losses......................................      1,260      6,600      3,365
  Loans charged off..............................................     (2,911)    (6,201)    (6,034)
                                                                   ---------  ---------  ---------
Balance at end of year...........................................      5,333      6,431      5,572
                                                                   ---------  ---------  ---------
Leases:
  Balance at beginning of year...................................        111         88         84
  Recoveries on leases charged off...............................                    34         52
  Leases charged off.............................................        (27)       (11)       (48)
                                                                   ---------  ---------  ---------
Balance at end of year...........................................         84        111         88
                                                                   ---------  ---------  ---------
      Total......................................................  $   5,417  $   6,542  $   5,660
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Loans and leases on which the accrual of interest has been discontinued amounted to $3,995,000, $15,573,000 and $14,771,000 at December 31, 1996, 1995
and 1994 respectively. If interest on those loans and leases had continued to accrue, the additional income would have been $327,000, $625,000 and $968,000 in 1996, 1995 and 1994 respectively.

    At December 31, 1996, the Bank had pledged real estate loans amounting to $2,935,000 as collateral for a line of credit with the Federal Home Loan Bank (See note 7).

    At December 31, 1996 and 1995, the Company had classified $45,000 and $1,397,000 of its loans as impaired with a specific reserve of $34,000 and $390,000 respectively. In addition, $4,321,000 and $15,147,000 of its loans are classified as impaired with no related specific loss reserve at December 31, 1996 and 1995, respectively. The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest under the terms of the loan agreement. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995, were $5,267,000 and $13,101,000, respectively. It is generally the Company's policy to place loans on nonaccrual status when they are 90 days past due. Thereafter, interest income is no longer recognized and the full amount of all payments received, whether principal or interest, are applied to the principal balance of the loan. As such, interest income may be recognized on impaired loans to the extent they are not past due by 90 days or more. Interest income of $214,000 and $236,000 was recognized on impaired loans during the year ended December 31, 1996 and 1995, respectively, all of which was collected in cash. The Company collected cash on impaired loans of $1,432,000 during 1996 and $2,234,000 during 1995. The Company will charge-off an impaired loan in accordance with its established charge-off policy.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

6. PROPERTY

    Property (in thousands of dollars) at December 31 is summarized as follows:

                                                                             1996       1995
                                                                           ---------  ---------
Furniture, fixtures and equipment........................................  $   4,266  $   3,976
Leasehold improvements...................................................      1,452      1,416
                                                                           ---------  ---------
                                                                               5,718      5,392
Less accumulated depreciation and amortization...........................     (4,283)    (4,308)
                                                                           ---------  ---------
Property--net............................................................  $   1,435  $   1,084
                                                                           ---------  ---------
                                                                           ---------  ---------

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

    To compensate the shareholder for signing the Support Agreement and subsequently paying off the lending institution the Company had signed a Holding Company Support Agreement whereby the Company agreed to: (1) pay to the shareholder a fee equal to 1% of the unpaid principal amount of the note on each anniversary date and (2) issue to the shareholder on or prior to March 31, 1997, and there after on each anniversary date, warrants to purchase 25,000 shares of common stock of the Company at an exercise price per share equal to 80% of the book value per share of the Company on December 31, 1996 and subsequent ending periods respectively. The shareholder paid off the outstanding balance of $2,350,000 to the lending institution in March of 1996 and the Company entered into a new note with the shareholder. The new note bears an interest rate of 3% over prime rate with interest only payable monthly for the first year; and thereafter, quarterly principal payable of $125,000 plus interest payable monthly. Any remaining principal and interest is due on April 1, 1999. On March, 17, 1997, the Company paid down $2,000,000 on this note and based on the $350,000 remaining balance of the note issued to the Shareholder a proportionate number of warrants to purchase 3,723 shares of the Company's common stock at an exercise price of $6.60 per share pursuant to the terms of the Holding Company's Support Agreement. The Company also paid the shareholder a fee equal to 1% of the unpaid principal balance on March 17, 1997. The remaining unpaid principal balance of $350,000 is subject to the original terms of the note.

    In November 1995, the Company sold 474,000 shares of its common stock through private placement at $6.75 per share for the purpose of contributing most of the proceeds into the Bank as additional capital. Of the total proceeds of $3,200,000, the Company contributed $2,900,000 into the Bank's capital in December 1995.

    The Bank maintains two lines of credit with outside financial institutions for the purpose of purchasing Federal funds. The lines of credit bear interest at a floating rate and provide for borrowing up to $8,000,000, and $5,000,000 respectively. At December 31, 1996 and 1995, no amounts were outstanding on these lines of credit.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

    Under an agreement with the Federal Home Loan Bank, the Bank may obtain an extension of credit of up to 50% of total assets collateralized by real estate loans. At December 31, 1996, the Bank had pledged loans amounting to $2,935,000 and had available credit of $1,468,000 based on 50% of the outstanding balance of pledged loans. No amounts were outstanding on this line of credit at December 31, 1996 and 1995.

8. EMPLOYEE BENEFIT PLANS

    The Company had a stock option plan that expired in 1992. Under the plan the options were granted to directors, officers and employees to purchase shares at the fair market of the common stock on the date of grant. The outstanding options become exercisable over a period of ten years.

    A summary of stock option transactions for each of the three years in the period ended December 31 is as follows:

                                                                                        1996
                                                   1996       1995       1994       OPTION PRICE
                                                 ---------  ---------  ---------  -----------------
Options outstanding, beginning of year.........    133,947    229,446    229,446   $4.67 to $13.00
  Options exercised............................    (72,267)   (44,249)
  Options canceled.............................    (18,000)   (51,250)
                                                 ---------  ---------  ---------  -----------------
Options outstanding, end of year...............     43,680    133,947    229,446   $5.25 to $5.94
                                                 ---------  ---------  ---------  -----------------
                                                 ---------  ---------  ---------  -----------------

    At December 31, 1996, options for 43,680 shares were exercisable. During the year ended December 31, 1996, 72,267 options were exercised and paid for with cash of $276,000 and 11,255 shares of common stock previously outstanding. During the year ended December 31, 1995, 44,249 options were exercised and paid for with cash of $12,000 and 19,198 shares of common stock previously outstanding. No options were exercised in 1994.

    The Company also has a stock option plan it uses as a means of compensating directors in lieu of cash director's fees for services performed. During the years ended December 31, 1996 and 1995, 3,447 and 12,249 options were exercised, respectively. No options were granted or canceled during the years ended December 31, 1996, 1995 and 1994. At December 31, 1996, no options were outstanding. All activity from this plan is reflected in the table above.

    During 1995 the Company adopted a stock award plan that permits the granting of options to directors, officers and employees to purchase, at the fair market value of the common stock on the date of grant, up to 750,000 shares of the Company's common stock. The outstanding options become exercisable over a period of ten years.

    A summary of stock option transactions for the stock award plan for each of the two years in the period ended December 31, is as follows:

                                                                                    1996
                                                          1996       1995       OPTION PRICE
                                                        ---------  ---------  ----------------
Options outstanding, beginning of year................    142,000              $5.25 to $6.50
  Options granted.....................................               142,000
  Options exercised...................................     (1,000)
  Options canceled....................................     (7,000)
                                                        ---------  ---------  ----------------
Options outstanding, end of year......................    134,000    142,000   $5.25 to $6.50
                                                        ---------  ---------  ----------------
                                                        ---------  ---------  ----------------

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

    At December 31, 1996, 47,332 options were exercisable. During the year ended December 31, 1996, 1,000 options were exercised and paid for with cash of $5,250.

    The Company maintains a stock bonus plan that covers substantially all Company employees. The plan provides for the issuance to participating employees of share units in the plan, which entitles participants to distributions primarily of common stock of the Company. Contributions to the plan are held in trust and invested in common stock of the Company (which is purchased from third parties) or other investments under the terms of the plan agreement. Contributions are determined based on the Bank's discretion. The Company's contributions for 1996, 1995 and 1994 were $45,000, $45,000 and $5,000, respectively.

    The estimated fair value of options granted during 1995 was $3.71 per share. The estimated fair value of warrants granted during 1996 (See Note 7) was $10.91 per share. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1996, and 1995 would have been reduced to the pro forma amounts indicated below:

                                                                                 1996          1995
                                                                             ------------  -------------
Net Income (Loss) to Common Shareholders
  As Reported..............................................................  $  3,796,000  $  (3,341,000)
  Pro forma................................................................  $  3,607,000  $  (3,505,000)


                                                                                 1996          1995
                                                                             ------------  -------------
Net Income (Loss) per common and common equivalent share
  As Reported..............................................................  $       1.26  $       (1.30)
  Pro forma................................................................  $       1.20  $       (1.37)

    The fair value of warrants and options granted under the Company's fixed stock option plan during 1996 and 1995, respectively, were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of approximately 13% for options and 40% for warrants, risk-free interest rate ranging from 6.0% to 7.9%, and expected lives of 10 years for options and 7 years for warrants.

    The Bank has a defined contribution plan, which meets the requirements of
Section 401(k) of the Internal Revenue Code and covers substantially all employees. The Bank's contributions are determined as a percentage of each participant's contribution. The amounts contributed to the plan by the Bank were $121,000, $108,000 and $88,000 for 1996, 1995 and 1994, respectively.

    In 1987, the Company purchased cost recovery life insurance with aggregate death benefits in the amount of $2,473,000 on the lives of the senior management participants. The Company is the sole owner and beneficiary of such policies, which were purchased to fund the Company's obligation under separate deferred compensation arrangements. The cash surrender values and obligation under deferred compensation agreements at December 31, 1996 and 1995 of $1,296,000 and $1,231,000, respectively, and $529,000 and $317,000, respectively, have been included in other assets and in other liabilities, respectively, in the accompanying consolidated balance sheets.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

9. RELATED PARTY TRANSACTIONS

    In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and the businesses with which they are associated. All such loans and commitments to loans were made under terms that are consistent with the Bank's normal lending policies.

    The following is an analysis of the activity of all such loans for the years ended December 31:

                                                                      1996           1995
                                                                  -------------  -------------
Outstanding balance, beginning of year..........................  $   1,848,000  $   2,623,000
  Credit granted, including renewals............................      1,022,000      1,474,000
  Repayments....................................................     (1,120,000)    (2,249,000)
                                                                  -------------  -------------
Outstanding Balance, end of year................................  $   1,750,000  $   1,848,000
                                                                  -------------  -------------
                                                                  -------------  -------------

10.  INCOME TAXES

    Income tax expense (benefit) for the years ended December 31 is as follows:

                                                                       1996:
                                                     -----------------------------------------
                                                        FEDERAL        STATE         TOTAL
                                                     -------------  -----------  -------------
  Current..........................................  $     206,000  $    48,000  $     254,000
  Deferred.........................................         31,000     (174,000)      (143,000)
                                                     -------------  -----------  -------------
Total..............................................  $     237,000  $  (126,000) $     111,000
                                                     -------------  -----------  -------------
                                                     -------------  -----------  -------------


                                                                       1995:
                                                     -----------------------------------------
                                                        FEDERAL        STATE         TOTAL
                                                     -------------  -----------  -------------
  Current..........................................  $    (341,000) $    38,000  $    (303,000)
  Deferred.........................................     (1,051,000)    (576,000)    (1,627,000)
                                                     -------------  -----------  -------------
Total..............................................  $  (1,392,000) $  (538,000) $  (1,930,000)
                                                     -------------  -----------  -------------
                                                     -------------  -----------  -------------

                                                                       1994:
                                                     -----------------------------------------
                                                        FEDERAL        STATE         TOTAL
                                                     -------------  -----------  -------------
  Current..........................................  $     (79,000) $     2,000  $     (77,000)
  Deferred.........................................        621,000                     621,000
                                                     -------------  -----------  -------------
Total..............................................  $     542,000  $     2,000  $     544,000
                                                     -------------  -----------  -------------
                                                     -------------  -----------  -------------

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

    Income tax expense (benefit) for the years ended December 31 (in thousands of dollars) varies from the amounts computed by applying the statutory Federal income tax rate as a result of the following factors:

                                                                     1996                  1995                  1994
                                                             --------------------  --------------------  --------------------
Federal income taxes at statutory rate.....................  $   1,367       35.0% $  (1,845)     (35.0)% $     491      35.0%
State franchise taxes--net of Federal income tax benefit...        227        5.8       (355)      (6.7)        95        6.8
Unbenefited state net operating losses.....................                                                     20        1.4
(Decrease) Increase in deferred tax asset valuation
  allowances--State and Federal............................     (1,714)     (43.9)       178        3.4       (49)       (3.5)
Federal taxes on state valuation adjustment................        160        4.1
Other                                                               71        1.8         92        1.7       (13)       (0.9)
                                                             ---------  ---------  ---------  ---------  ---------        ---
Income tax expense (benefit)...............................  $     111        2.8% $  (1,930)     (36.6)% $     544      38.8%
                                                             ---------  ---------  ---------  ---------  ---------        ---
                                                             ---------  ---------  ---------  ---------  ---------        ---

    The Company has recorded net deferred tax assets as of December 31 consisting principally of the following:

                                                                  DEFERRED TAX   DEFERRED TAX
                                                                      1996           1995
                                                                  -------------  -------------
Deferred Tax Assets:
Loan Loss Reserve...............................................  $   1,319,000  $   2,465,000
Unrealized Loss on Loans........................................        265,000        342,000
Unrealized Loss on Investment Securities........................         82,000
Depreciation....................................................        180,000        233,000
Nonaccrual Interest Income......................................        111,000        171,000
Self-Insurance Reserve..........................................        128,000        106,000
REO Reserves....................................................        183,000        601,000
Contingencies...................................................        382,000        184,000
Other...........................................................         74,000        262,000
                                                                  -------------  -------------
Deferred Tax Assets.............................................      2,724,000      4,364,000
Valuation Allowance.............................................                    (1,202,000)
                                                                  -------------  -------------
Deferred Tax Assets,
Net of Allowance................................................      2,724,000      3,162,000
                                                                  -------------  -------------
Deferred Tax Liabilities:
Unrealized Gain on Investment Securities........................                       (67,000)
Financial Accounting Lease Difference...........................       (183,000)      (846,000)
                                                                  -------------  -------------
Net Deferred Tax Assets.........................................  $   2,541,000  $   2,249,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    In the event the future consequences of difference between financial accounting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES

    At December 31, 1996, the Company and the Bank were obligated under various noncancelable lease agreements, classified as operating leases, primarily for the rental of office space. Certain leases for office space contain provisions for renewal options of one or two five-year periods. Minimum future rental payments under these lease agreements are summarized as follows:

1997............................................................  $1,157,000
1998............................................................  1,139,000
1999............................................................  1,099,000
2000............................................................  1,118,000
2001............................................................    865,000
Thereafter......................................................  1,478,000
                                                                  ---------
Total...........................................................  $6,856,000
                                                                  ---------
                                                                  ---------

    Total rental expense was $1,417,000, $1,136,000 and $1,072,000 in 1996, 1995
and 1994, respectively.

    The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1996 and 1995, the Bank had primarily variable rate commitments to extend credit of $77,740,000, and $55,769,000, respectively, and obligations under standby letters of credit of $1,669,000 and $2,032,000, respectively.

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

12.  LEGAL PROCEEDINGS

    From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's or Bank's exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and if the incurrence of the loss is probable. After taking into consideration information furnished by counsel to the Company or the Bank as to the current status of various claims

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

and legal proceedings to which the Company or the Bank is a party, management has accrued $950,000 as a reserve for various cases pending as of December 31, 1996.

13.  RISK-BASED CAPITAL STANDARDS AND OTHER REGULATORY MATTERS

    On April 8, 1992, the Bank executed a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "Comptroller"). On November 15, 1996, the Comptroller as a result of the examination as of September 30, 1996, determined that the continued existence of the Formal Agreement was no longer necessary and the Agreement was terminated as of that date.

    On May 27, 1993, the Company executed a Memorandum of Understanding (the "Memorandum") with the Federal Reserve Bank of San Francisco (the "Fed"). On March 13, 1997 the Fed as a result of the examinations of December 31, 1996, determined that the memorandum was no longer necessary and was terminated as of that date.

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk-weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1996, and 1995 that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1996 and 1995, the most recent notification from the Comptroller categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risked-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

    The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                  TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL ADEQUACY     UNDER PROMPT CORRECTIVE
                                                    ACTUAL                    PURPOSES              ACTION PROVISIONS
                                           ------------------------  --------------------------  ------------------------
                                              AMOUNT        RATIO       AMOUNT         RATIO        AMOUNT        RATIO
                                           -------------  ---------  -------------     -----     -------------  ---------
As of December 31, 1996:
Total Capital (to Risk-Weighted Assets)
  Consolidated...........................  $  28,185,000      11.62%a $  19,404,000a        8.0%                      N/A
  Subsidiary Bank........................  $  29,357,000      12.14%a $  19,347,000a        8.0%a $  24,184,000a      10.0%
Tier I Capital (to Risk-Weighted Assets)
  Consolidated...........................  $  25,124,000      10.36%a $   9,702,000a        4.0%           N/A
  Subsidiary Bank........................  $  26,304,000      10.88%a $   9,674,000a        4.0%a $  14,510,000a       6.0%
Tier I Capital (to Average Assets)
  Consolidated...........................  $  25,124,000       7.25%a $  13,852,000a        4.0%           N/A
  Subsidiary Bank........................  $  26,304,000       7.59%a $  13,845,000a        4.0%a $  17,306,000a       5.0%

As of December 31, 1995:

Total Capital (to Risk-Weighted Assets)
  Consolidated...........................  $  23,817,000      10.70%a $  17,766,000a        8.0%           N/A
  Subsidiary Bank........................  $  25,252,000      11.36%a $  17,756,000a        8.0%a $  22,194,000a      10.0%
Tier I Capital (to Risk-Weighted Assets)
  Consolidated...........................  $  20,995,000       9.45%a $   8,883,000a        4.0%           N/A
  Subsidiary Bank........................  $  22,431,000      10.11%a $   8,878,000a        4.0%a $  13,317,000a       6.0%
Tier I Capital (to Average Assets)
  Consolidated...........................  $  20,995,000       6.32%a $   8,883,000a        4.0%           N/A
  Subsidiary Bank........................  $  22,431,000       6.76%a $   8,878,000a        4.0%a $  15,583,000a       5.0%

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

14. CONDENSED FINANCIAL INFORMATION--PARENT COMPANY ONLY

    Balance sheets as of December 31:

                                                                     1996           1995
                                                                 -------------  -------------
ASSETS
Cash...........................................................  $     664,000  $     587,000
Other real estate owned........................................         83,000         83,000
Investments in subsidiaries....................................     26,324,000     22,686,000
Other assets...................................................        284,000        122,000
                                                                 -------------  -------------
    Total......................................................  $  27,355,000  $  23,478,000
                                                                 -------------  -------------
                                                                 -------------  -------------

                                                                     1996           1995
                                                                 -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable...................................................  $   2,350,000  $   2,351,000
Other liabilities..............................................          4,000          8,000
Total shareholders' equity.....................................     25,001,000     21,119,000
                                                                 -------------  -------------
    Total......................................................  $  27,355,000  $  23,478,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Statements of operations for the years ended December 31:

                                                                             1996          1995           1994
                                                                         ------------  -------------  ------------
Total interest income..................................................  $     15,000  $      21,000  $     13,000
                                                                         ------------  -------------  ------------
Expenses:
  Interest.............................................................       273,000        259,000       241,000
  Other expenses.......................................................        44,000         45,000        27,000
                                                                         ------------  -------------  ------------
Total expenses.........................................................       317,000        304,000       268,000
                                                                         ------------  -------------  ------------
Loss before provision (benefit) for income tax and equity income (loss)
  of subsidiaries......................................................      (302,000)      (283,000)     (255,000)
Provision (benefit) for income tax.....................................      (214,000)        52,000       (89,000)
                                                                         ------------  -------------  ------------
Loss before equity in income (loss) of subsidiaries....................       (88,000)      (335,000)     (166,000)
Equity in income (loss) of subsidiaries................................     3,884,000     (3,006,000)    1,025,000
                                                                         ------------  -------------  ------------
Net income (loss)......................................................  $  3,796,000  $  (3,341,000) $    859,000
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

    Statements of cash flows for the years ended December 31:

                                                                           1996           1995           1994
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)..................................................  $   3,796,000  $  (3,341,000) $     859,000
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Equity in (income) loss of subsidiaries from operations..........     (3,884,000)     3,006,000     (1,025,000)
    (Increase) decrease in other assets..............................       (162,000)        35,000         99,000
    (Decrease) increase in other liabilities.........................         (4,000)         3,000         (5,000)
                                                                       -------------  -------------  -------------
    Net cash from operating activities...............................       (254,000)      (297,000)       (72,000)
                                                                       -------------  -------------  -------------
Cash flows from investing activities:
  Proceeds from sale of other real estate owned......................                         5,000
                                                                                      -------------
  Net cash from investing activities.................................                         5,000
                                                                                      -------------
Cash flows from financing activities:
  Proceeds from sale of common stock and exercise of common stock
    options..........................................................        332,000      3,290,000
  Payments on note payable...........................................         (1,000)
Increase in Investment in subsidiaries...............................                    (2,900,000)
                                                                       -------------  -------------
  Net cash from financing activities.................................        331,000        390,000
                                                                       -------------  -------------
Net increase (decrease) in cash......................................         77,000         98,000        (72,000)
Cash at beginning of year............................................        587,000        489,000        561,000
                                                                       -------------  -------------  -------------
Cash at end of year..................................................  $     664,000  $     587,000  $     489,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest...............................  $     273,000  $     259,000  $     241,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL INFORMATION ON NONCASH INVESTMENT ACTIVITY
  Tax benefit for exercise of non-qualified stock options............  $      51,000  $      78,000  $
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

15. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                     DECEMBER 31, 1996
                                                               ------------------------------
                                                                                 ESTIMATED
                                                               CARRYING VALUE    FAIR VALUE
                                                               --------------  --------------
ASSETS:
  Cash and due from banks....................................  $   28,849,000  $   28,849,000
  Federal funds sold.........................................      14,500,000      14,500,000
  Investment securities available for sale...................      91,504,000      91,504,000
  Loans and investment in leases, net........................     203,416,000     202,853,000
  Loans available for sale, net..............................       1,234,000       1,234,000
  Accrued interest receivable................................       2,668,000       2,668,000

LIABILITIES:
  Savings and demand deposits................................     265,281,000     265,281,000
  Time deposits..............................................      53,423,000      53,434,000
  Accrued interest payable...................................         148,000         148,000
  Note payable...............................................       2,350,000       2,350,000

                                                                     DECEMBER 31, 1995
                                                               ------------------------------
                                                                                 ESTIMATED
                                                               CARRYING VALUE    FAIR VALUE
                                                               --------------  --------------
ASSETS:
  Cash and due from banks....................................  $   28,549,000  $   28,549,000
  Federal funds sold.........................................      45,000,000      45,000,000
  Investment securities available for sale...................      62,283,000      62,283,000
  Loans and investment in leases, net........................     178,050,000     177,402,000
  Loans available for sale, net..............................       9,620,000       9,620,000
  Accrued interest receivable................................       2,649,000       2,649,000

LIABILITIES:
  Savings and demand deposits................................     241,273,000     241,273,000
  Time deposits..............................................      67,231,000      67,234,000
  Accrued Interest payable...................................         221,000         221,000
  Note payable...............................................       2,351,000       2,351,000

    The carrying value of cash and due from banks, Federal funds sold, interest receivable, loans available for sale, savings and demand deposits, time deposits, interest payable and note payable is a reasonable estimate of the fair value. The fair value of investment securities is based on quoted market prices.

    The fair value of loans and investment in leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of classified loans with a carrying value of approximately $4,659,000 and $16,307,000 as of December 31, 1996 and 1995,
respectively, was not estimated because it is not practical to reasonably assess the credit adjustment that would be applied in the market place for such loans. These classified loans, which are primarily real estate or construction loans, have a weighted average

               CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)

interest rate ranging from 7% to 11.0% and from 8% to 12.50% as of December 31, 1996 and 1995, respectively, and are due at various dates through the year 2026.

    The fair value of savings and demand deposit accounts is the amount payable on demand at December 31, 1996. The fair value of time deposit accounts is estimated using the rates currently offered for deposits of similar remaining maturities.

    The fair value of commitments is not deemed material at December 31, 1996 and 1995.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from amounts presented herein.

16. MERGER

    On December 18, 1996, California Commercial Bankshares signed a definitive agreement, subject to regulatory and shareholder approval, whereby Monarch Bancorp and California Commercial Bankshares will merge.

March 20, 1997

Securities and Exchange Commission
Washington, DC 20549

Dear Sirs/Madams:

    We have considered the preliminary proxy material submitted to us by California Commercial Bankshares and are prepared to permit the use of our report relating to the consolidated financial statements of California Commercial Bankshares as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 contained therein.

Yours truly,

Deloitte and Touche LLP

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

    Not Applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to directors and executive officers of the Registrant is set forth under headings "THE ANNUAL MEETING OF CCB
SHAREHOLDERS--Election of CCB Directors" and "Compensation of Executives of CCB" in the Joint Proxy Statement/Prospectus of the Company and Monarch Bancorp (the "Joint Proxy Statement") and incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION.

    Information with respect to executive compensation is set forth under the heading "THE ANNUAL MEETING OF CCB SHAREHOLDERS--Compensation of Executives of CCB" in the Joint Proxy Statement and incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "THE ANNUAL MEETING OF CCB SHAREHOLDERS--Compensation of Executives of CCB" in the Joint Proxy Statement and incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information with respect to certain relationships and related transactions is set forth under the heading "THE ANNUAL MEETING OF CCB
SHAREHOLDERS--Compensation of Executives of CCB" in the Joint Proxy Statement and incorporated by reference herein.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           FINANCIAL STATEMENTS:
           Financial statements and schedules of the registrant are listed in the index to
           Consolidated Financial Statements contained under Part II Item 8. Financial
           Statements and Supplementary Data of this report.

           FINANCIAL STATEMENT SCHEDULES:
           All Financial statement schedules are omitted either because the conditions under which they are required are not applicable or because the information is included in the Financial Statements.

           EXHIBITS:

(2)        Amended and Restated Agreement and Plan of Merger dated as of December 19, 1996 between the Company and Monarch Bancorp.

(3)(a)     Articles of Incorporation of California Commercial Bankshares, as amended.
             (Incorporated by reference from the Company's Form 10-K filed on March 31,
             1990).

(3)(b)     By-Laws of California Commercial Bankshares, as amended. (Incorporated by reference from the Company's Form 10-K filed on March 31, 1989).

(10)(A)    Office Sublease between First California Associates and the Company. (Incorporated
             by reference from the Company's Form 10-K filed on March 31,1983).

(10)(B)    First Amendments to Sublease between First California Associates and the Bank.
             (Incorporated by reference from the Company's Form 10-K filed on March 31,
             1984).

(10)(C)    The Company's Stock Bonus Plan. (Incorporated by reference from the Company's Form
             10-K filed on March 31, 1986).

(10)(D)    Amendments to Office Sublease between First California Associates and the Company.
             (Incorporated by reference from the Company's Form 10-K filed on March 31,
             1986).

(10)(E)    Executive Salary Continuation Agreement between National Bank of Southern
             California and William H. Jacoby. (Incorporated by reference from the Company's
             Form 10-K filed on March 31, 1989).

(10)(F)    Executive Salary Continuation Agreements between National Bank of Southern
             California and Mark H. Stuenkel. (Incorporated by reference from the Company's
             Form 10-K filed on March 31, 1987).

(10)(G)    Executive Salary Continuation Agreement between National Bank of Southern
             California and Abdul S. Memon. (Incorporated by reference from the Company's
             Form 10-K filed on March 31, 1987).

(10)(H)    401-K Plan. (Incorporated by reference from the Company's Form 10-K filed on March
             31, 1989).

(10)(I)    Lease for the premises on branch located at 22831 Lake Forest Drive, El Toro, Ca.
             (Incorporated by reference from the Company's Form 10-K filed on March 31,
             1989).

(10)(J)    Lease for the premises on branch located at 625 The City Drive, Orange, Ca.
             (Incorporated by reference from Company's Form 10-K filed on March 31, 1990).

(10)(K)    Lease for the property on branch located at 17252 Armstrong Ave., Irvine, Ca.
             (Incorporated by reference from the Company's Form 10-K filed on March 31,
             1990).

(10)(L)    1982 Stock Option Plan, as amended. (Incorporated by reference from the Company's
             Form 10-K filed on March 31, 1991).

(10)(M)    Lease for the property located at 4100 Newport Place, Newport Beach, Ca.
             (Incorporated by reference from the Company's Form 10-K filed on March 31,
             1992).

(10)(N)    Support Agreement dated September 27, 1994 with Robert L. McKay. (Incorporated by reference from the Company's 10-K filed on March 31, 1995).

(10)(O)    Holding Company Support Agreement dated October 1, 1994 with Robert L. McKay.
             (Incorporated by reference from the Company's Form 10-K filed on March 31, 1995)

(10)(P)    Lease for the property located at 17330 Brookhurst Ste. 110, Fountain Valley, Ca.
             (Incorporated by reference from the Company's Form 10-K filed on March 31, 1996)

(10)(Q)    Stock Award Plan. (Incorporated by reference from the Company's Form 10-K filed on
             March 31, 1996)

(10)(R)    Form of Stock Option Agreement (Incorporated by reference from the Company's Form
             10-K filed on March 31, 1996)

(10)(S)    Form of Nonqualified Stock Option Agreement. (Incorporated by reference from the
             Company's Form 10-K filed on March 31, 1996)

(10)(T)    Form of Director's Nonqualified Stock Option Agreement. (Incorporated by reference from the Company's Form 10-K filed on March 31, 1996)

(10)(U)    Stock Option Agreement dated as of December 19, 1996 between the Company and
             Monarch Bancorp

(21)       Subsidiaries of the Company

(23)       Independent Auditors' Consent

(B) REPORTS ON FORM 8-K.

    Current Report on Form 8-K filed December 29, 1996

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA COMMERCIAL BANKSHARES

By:             WILLIAM H. JACOBY           March 21, 1997
        ---------------------------------
                William H. Jacoby
          PRESIDENT AND CHIEF EXECUTIVE
                     OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

       PHILLIP L. BUSH
------------------------------  Director/Secretary             March 21, 1997
       Phillip L. Bush

      MICHAEL J. GERTNER
------------------------------  Director/Treasurer             March 21, 1997
      Michael J. Gertner

      JAMES W. HAMILTON
------------------------------  Director                       March 21, 1997
      James W. Hamilton

      FARRELL G. HINKLE
------------------------------  Director                       March 21, 1997
      Farrell G. Hinkle

      WILLIAM H. JACOBY
------------------------------  Director/President, C.E.O.     March 21, 1997
      William H. Jacoby

       ROBERT L. MCKAY
------------------------------  Director/Chairman of the       March 21, 1997
       Robert L. McKay            Board

       MARK H. STUENKEL
------------------------------  Executive Vice President       March 21, 1997
       Mark H. Stuenkel

        ABDUL S. MEMON
------------------------------  Principal Financial &          March 21, 1997
        Abdul S. Memon            Accounting Officer

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    Four copies of the registrant's proxy statement and the form of proxy which will be sent to the registrant's security holders with respect to the next annual meeting of security holders will be furnished to the Securities and Exchange Commission when sent to the registrant's security holders.

    No such reports or proxy materials have yet been sent to the registrant's security holders. It is anticipated that the Joint Proxy Statement and the Annual Report on Form 10-K will be sent to the registrant's security holders on or prior to April 30, 1997.