Form 10-K/A
period 1996-12-31
CALIFORNIA COMMERCIAL BANKSHARES
filed 1997-04-30
CIK 704886

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


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


    The aggregate market value of voting stock held by non-affiliates of the registrant was $44,201,000 on April 25, 1997, based on the average bid and asked price of $25.25 share as reported on the National Daily Quotation Service "Pink Sheets".



    (Number of shares of Common Stock outstanding as of April 25, 1997)



                                   3,043,000


                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE


                                      None


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    The persons named below have been nominated for election to serve as directors of the Company. Under the terms of the Merger Agreement, each of the directors of the Company will be required to submit their irrevocable resignations as directors of the Company, effective upon consummation of the Merger. In the event that the Merger is not consummated, all directors of the Company elected at the Annual Meeting will continue to serve as directors of the Company until the next annual meeting of the Company and until their successors have been elected and duly qualified.



    The following table sets forth information concerning CCB's nominees for directors:



                                                     PRESENT POSITION               DIRECTOR OF
NAME AND AGE                                         WITH THE COMPANY               THE COMPANY
----------------------------------------  --------------------------------------  ---------------
Phillip L. Bush (60)....................  Director                                        1982
Michael Gertner (57)....................  Director                                        1982
James W. Hamilton (64)..................  Director                                        1982
Farrell G. Hinkle DDS, MSD (54).........  Director                                        1982
William H. Jacoby (58)..................  President, Chief Executive Officer and          1982
                                            Director
Robert L. McKay (66)....................  Director                                        1982
Mark H. Stuenkel (44)...................  Executive Vice President and Director           1987



    Phillip L. Bush is a practicing attorney with the firm of Bush, Bush and Larsen, in Fountain Valley, California. Mr. Bush's practice is primarily litigation of personal injury matters. He also has practiced in the areas of real estate development and syndication, and business enterprise organization and formation. Mr. Bush has been Secretary of the Company since 1982.



    Michael Gertner has been an attorney in the law firm of Michael Avey Gertner, a Professional Corporation, in Newport Beach since 1993. From 1965 to 1993 he was a partner in the law firm of Howser, Gertner and Brown. He is licensed to practice law in both California and New York and is also a Certified Public Accountant. Mr. Gertner specializes in the areas of taxation, estate planning and estate administration.



    James W. Hamilton is Senior Counsel to the law firm of Paul, Hastings, Janofsky & Walker LLP of which he was a partner from 1965 until 1993. His office is in the firm's Costa Mesa, California facility. He specializes in securities and corporate law.



    Farrell G. Hinkle is an Orthodontist and has been practicing orthodontics in the Orange County area since 1973. Dr. Hinkle has a degree in Mathematics and graduated from the UCLA School of Dentistry as a Regent Scholar in 1971. He also earned a Certificate in Orthodontics and a Masters Degree from the University of Washington in 1973.



    William H. Jacoby is President and Chief Executive Officer of the Company and also Chairman of the Board and Chief Executive Officer of the Bank. Mr. Jacoby began his career in banking in 1960 with First Interstate Bank of California. In 1979, Mr. Jacoby joined Westlands Bank and served in various positions until joining the Company in June 1982 during its organizational period.



    Robert L. McKay has been a private investor in Orange County, California, where he oversees his investments in venture capital and real estate since 1981. From 1966 to 1981 Mr. McKay was President of Taco Bell, Inc.



    Mark H. Stuenkel is Executive Vice President of the Company and President of the Bank. In December 1988, Mr. Stuenkel was appointed to his present position as President of the Bank and in

May 1991, he was promoted from Senior Vice President to Executive Vice President of the Company. Prior to joining the Company and the Bank in 1982, Mr. Stuenkel held various positions with Security Pacific National Bank.


ITEM 11. EXECUTIVE COMPENSATION.


                             EXECUTIVE COMPENSATION



    The following summary compensation table sets forth information for the fiscal year ended December 31, 1996 concerning all plan and non-plan compensation awarded to, earned by, or paid to (a) the Company's Chief Executive Officer at the end of such fiscal year, regardless of compensation level, and
(b) the Company's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of such fiscal year and whose compensation exceeded $100,000, if any.



SUMMARY COMPENSATION TABLE


                                                                                                  LONG-TERM COMPENSATION
                                                                                         -----------------------------------------
                                                                                                    AWARDS
                                                         ANNUAL COMPENSATION             ----------------------------    PAYOUTS
                                              -----------------------------------------                                -----------
                                                                              (E)             (F)
               (A)                                                           OTHER        RESTRICTED         (G)           (H)
            NAME AND                  (B)         (C)          (D)          ANNUAL           STOCK        OPTIONS/        LTIP
       PRINCIPAL POSITION            YEAR     SALARY ($)    BONUS($)      COMP.($)(2)      AWARD(S)         SARS         PAYOUTS
---------------------------------  ---------  -----------  -----------  ---------------  -------------  -------------  -----------
William H. Jacoby................       1996     238,000(1)    100,000         5,000               0              0             0
Chief Executive Officer                 1995     190,000            0          5,000               0              0             0
                                        1994     190,000       22,000          4,000               0              0             0
                                   ---------  -----------  -----------         -----             ---            ---           ---

Mark H. Stuenkel.................       1996     161,000(1)     76,000         4,000               0              0             0
Executive Vice President                1995     144,000            0          4,000               0              0             0
                                        1994     137,000       16,000          2,000               0              0             0
                                   ---------  -----------  -----------         -----             ---            ---           ---

Dannie M. Hayes..................       1996     108,000       32,000          3,000               0              0             0
                                        1995     108,000            0          3,000               0              0             0
                                        1994     100,000        5,000          2,000               0              0             0
                                   ---------  -----------  -----------         -----             ---            ---           ---

Abdul S. Memon...................       1996     112,000(1)     32,000         3,000               0              0             0
Chief Financial Officer                 1995      90,000            0          2,000               0              0             0
                                        1994      85,000        4,000          2,000               0              0             0


               (A)                       (I)
            NAME AND                  ALL OTHER
       PRINCIPAL POSITION           COMP. ($)(3)
---------------------------------  ---------------
William H. Jacoby................         1,000
Chief Executive Officer                   1,000
                                              0
                                          -----
Mark H. Stuenkel.................         1,000
Executive Vice President                  1,000
                                              0
                                          -----
Dannie M. Hayes..................         1,000
                                          1,000
                                              0
                                          -----
Abdul S. Memon...................         1,000
Chief Financial Officer                       0
                                              0


------------------------


$-Dollar amounts



(1) Includes vacation pay in the amount of $48,000 for Mr. Jacoby, $16,000 for Mr. Stuenkel and $22,000 for Mr. Memon.



(2) None of the named officers had other annual compensation in excess of $50,000 or 10 percent of the total annual salary and bonus reported for any of the last three years.



(3) Represents executives' portion of amount contributed to the Company's Stock Bonus Plan. The Plan is 100 percent funded by the Company. The contributions are made at the discretion of the Board of Directors. The distributions are made at the earliest of 2 years after termination, retirement, death or disability.

    The following table describes the aggregate option/stock appreciation right ("SAR") exercises during the year ended December 31, 1996 and unexercised options/SARs for each named executive officer at the end of such year:



              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES



                                                                                                         (E)
                                                                                       (D)            VALUE OF
                                                                                    NUMBER OF        UNEXERCISED
                                                                                   UNEXERCISED      IN-THE-MONEY
                                                           (B)                    OPTIONS/SARS     OPTIONS/SARS AT
                                                         SHARES         (C)       AT FY-END(#)        FY-END(S)
                                                        ACQUIRED       VALUE     ---------------  -----------------
                         (A)                               ON        REALIZED     EXERCISABLE/      EXERCISABLE/
NAME                                                   EXERCISE(#)      ($)       UNEXERCISABLE     UNEXERCISABLE
-----------------------------------------------------  -----------  -----------  ---------------  -----------------
William H. Jacoby....................................      10,000       40,000     28,333/16,667    265,000/150,000
Mark H. Stuenkel.....................................       7,500       30,000     27,083/16,667    174,000/150,000
Dannie M. Hayes......................................        NONE          N/A       3,333/6,667      32,000/63,000
Abdul S. Memon.......................................       7,820       31,000       2,847/3,333      27,000/32,000



    During the fiscal year ended December 31, 1996, the Company did not reprice any options or SARs held by a named executive officer or otherwise reduce the terms of exercise. No options or SARs held by any executive officer of the Company over the last ten years have been repriced or modified.



                               STOCK OPTION PLANS



    The Company had a Stock Option Plan (the "1982 Plan") for its directors, officers and full time employees which expired on October 27, 1992. The Board administers the 1982 Plan. The purpose of the 1982 Plan was to compensate certain of the organizers of the Company and the Bank, and to provide an incentive to key employees to remain in the employ of the Company and the Bank.



    Options are not transferable under the 1982 Plan other than by will or by the laws of descent and distribution, and during the participant's lifetime, options are exercisable only by the participant. The option price per share for options granted under the 1982 Plan was established to be at least 100 percent of the fair market value of its Common Stock on the date any such options were granted, except that in the case of a shareholder owning more than ten percent of the total combined voting power of all classes of outstanding Common Stock, the option price for incentive stock options was established to be at least 110 percent of the fair market value on the date of grant. While outstanding options to purchase shares which were granted prior to October 27, 1992 may continue to be exercised according to their terms, no new options may be granted under the 1982 Plan.



    As of December 31, 1996, options to purchase 43,680 shares of Common Stock were outstanding under the 1982 Plan at prices ranging from $5.25 to $5.94 per share. During 1996, all employees as a group exercised options for 38,820 shares of Common Stock which had a net value (market value less exercise price) of $130,000. Of such options, Mr. Jacoby, Mr. Stuenkel and Mr. Memon exercised 25,320 options and received 10,000 shares, 7,500 shares and 7,820 shares, respectively, which had a net value of $40,000, $30,000 and $31,000, respectively.



    During 1995, the Company adopted a Stock Award Plan (the "Award Plan") for its directors, officers and full time employees. The purpose of the Award Plan is to provide incentives to directors and key employees to remain with the Company and the Bank.



    The Compensation Committee administers the Award Plan and decides to whom and upon what terms awards will be granted. An aggregate of 750,000 shares of Common Stock have been reserved for issuance under the Award Plan. No more than 30,000 shares may be granted to any individual during any twelve month period. Awards may consist of any combination of stock options (incentive or nonqualified), restricted stock, stock appreciation rights and performance shares. Only stock options have currently been granted under the Award Plan.



    Options are not transferable under the Award Plan other than by will or by the laws of descent and distribution, and during the participant's lifetime, such options are exercisable only by the participant. The option price per share for options granted under the Award Plan are determined by the Compensation Committee, provided that in the case of stock option grants to a person owning more than ten percent of the total combined voting power of all classes of Common Stock, the option price must be at least 110 percent of the fair market value of the Company Common Stock on the date of grant. Options granted under the Award Plan may be exercised as determined by the Compensation Committee, but in no event after ten years from the date of grant, and must be exercised within certain specified periods after termination of employment. Upon expiration or termination of any outstanding options, shares remaining unexercised become available for grant under the Award Plan.



    As of December 31, 1996, options to purchase 134,000 shares of Common Stock were outstanding under the Award Plan at prices ranging from $5.25 to $6.50 per share. Of these outstanding options, all employees as a group exercised options for 1,000 shares of Common Stock during 1996 which had a net value (market value less exercise price) of $4,000.



    All options to acquire Common Stock outstanding under the 1982 Plan and the Award Plan at the Effective Time will be converted into the right to receive Monarch Common Stock with the same number of shares issuable thereunder. No change will be made with respect to the vesting of such options.



                                STOCK BONUS PLAN



    Effective January 1, 1986, the Company adopted a Stock Bonus Plan (the "Stock Bonus Plan") and established a related trust. Subject to certain eligibility requirements for time of service, all of the Company's employees participate in the Stock Bonus Plan. The Stock Bonus Plan is a tax-credit employee stock ownership plan and is administrable by the Board or the Chief Executive Officer. The amount of the Company's contributions of cash or securities of the Company to the Stock Bonus Plan may be determined by the Board (or the Chief Executive Officer). Subject to certain limitations, such contributions are allocated to each participant's account in proportion to such participant's compensation earned during the applicable Stock Bonus Plan year. Allocations to a participant's account vest in accordance with the schedules set forth in the Stock Bonus Plan. Distributions to participants are made at participants' death, retirement, disability or termination of employment. Participants are not permitted to make voluntary contributions to the Stock Bonus Plan, and the Stock Bonus Plan may not make loans to participants. Any cash amounts contributed to the Stock Bonus Plan will be used primarily to purchase securities issued by the Company. The Company contributed $45,000 to the Stock Bonus Plan for 1996. Of such allocations, Messrs. Jacoby, Stuenkel, Hayes and Memon received $1,000 each.



                                  401(K) PLAN



    Effective February 1, 1989, the Company established a 401(k) plan which enables employees to defer a portion of their wages tax free, subject to limitations established by the Internal Revenue Service. All Company employees at the completion of certain eligibility requirements for time of service can elect to participate in the plan. Under the 401(k) plan, the Company can make matching contributions to the 401(k) plan up to stated limits. Such contributions are determined by the Company Board at the beginning of the year. The vesting of such contributions to the employees of the Company is based on time of service since the effective date of the 401(k) plan.



    The Company does not have any defined benefit retirement or other retirement plans.

                    EXECUTIVE SALARY CONTINUATION AGREEMENTS



    In 1988, the Bank entered into Executive Salary Continuation Agreements (the "Salary Continuation Agreements") with Messrs. Jacoby, Stuenkel and Memon (the "Senior Executives"). Pursuant to the Salary Continuation Agreements, each Senior Executive is entitled to receive benefits upon his retirement, death or disability or upon termination of service with the Bank prior thereto unless such Senior Executive's employment with the Bank is terminated either (i) voluntarily by the Senior Executive, other than for "good reason" (as defined in his Salary Continuation Agreement) or (ii) by the Bank for "cause" (as defined in his Salary Continuation Agreement), in which case no benefits or payments will be paid pursuant to the Salary Continuation Agreements. Mr. Jacoby's benefits are fully vested in the Salary Continuation Plan. The benefits of each of the other Senior Executives vest at the rate of ten percent per year for each year that he has been employed by the Bank commencing as of January 1, 1988, up to a maximum of 100 percent. At January 2, 1997, the benefits of such other Senior Executives were 90 percent vested and will be 100 percent vested as of January 2, 1998.



    Under the terms of the Salary Continuation Agreements, each of the Senior Executives will be entitled to receive the following sums annually, assuming full vesting, for a period of fifteen years after either their retirement from the Bank or upon their death: Mr. Jacoby, $80,000; Mr. Stuenkel, $62,500; and Mr. Memon, $23,000. If a Senior Executive's employment with NBSC is terminated because of disability prior to retirement, such Senior Executive (or his estate) will be entitled to receive his benefits under the Salary Continuation Agreement upon retirement or death or to elect to receive a disability benefit in an amount equal to the present value of such Senior Executive's retirement benefits under his Salary Continuation Agreement.



    Each Salary Continuation Agreement also has provisions which become effective upon the occurrence of a Change in Control (as defined) of the Company or the Bank. In such event, the Salary Continuation Agreements become employment agreements with three-year terms for Mr. Jacoby and Mr. Stuenkel and an employment agreement with an eighteen-month term for Mr. Memon. The Salary Continuation Agreements also provide for the Senior Executives' salary and bonus to increase annually during such terms. The Senior Executives are also entitled to receive all non-cash forms of compensation and benefits which they received prior to the Change in Control for the term of such employment Agreement. Under the terms of the Salary Continuation Agreements, a "Change in Control" is deemed to have occurred if (a) any person (other than the Company's directors as of the date of the Salary Continuation Agreements) becomes the beneficial owner of more than 40 percent of the Common Stock (exclusive of shares of the Common Stock held by subsidiaries) if such Common Stock has been acquired after the date of the Salary Continuation Agreements pursuant to a tender offer, exchange offer or series of purchases or other acquisitions, or any combination of such transactions; (b) there is a change in the Board or the board of directors of the Bank at any time within two years after any tender offer, exchange offer, merger, consolidation, sale of assets or contested election or any combination of the foregoing so that persons who are directors of the Company or the Bank immediately before the first such transaction cease to constitute a majority of the Board or the board of directors of the Bank or any corporation which may be the successor to the Company or the Bank in any such transaction; or (c) the Company sells, transfers or otherwise disposes of substantially all of its assets and properties, including the stock of the Bank or the Common Stock or the Company causes the Bank to sell, transfer or otherwise dispose of substantially all of the Bank's assets and properties.



    If after a Change in Control one of the Senior Executives either terminates his employment for "good reason" or is terminated by the Bank for any reason other than "cause," then the Bank is required to pay cash compensation to such Senior Executive during his remaining term; provided that Messrs. Jacoby and Stuenkel will receive no less than two times the annual compensation to which they otherwise would be entitled and Mr. Memon will receive no less than the annual compensation to which he otherwise would be entitled. Moreover, all employee benefit plans and programs in which the Senior Executive is entitled to participate will continue for the remainder of each Senior Executive's term and the Senior Executive will continue to be entitled to receive his retirement, death and disability benefits as provided in the Salary Continuation Agreement.



    The consummation of the Merger will constitute a Change in Control as defined in the Salary Continuation Agreements.



    Monarch and Messrs. Jacoby and Stuenkel are currently discussing the possibility of entering into employment agreements upon consummation of the Merger. If either or both of Messrs. Jacoby and Stuenkel enter into such employment agreements, the Salary Continuation Agreement for such party or parties will be terminated.



    The Company does not pay its directors for attending meetings. Since February 1991, non-employee directors of the Bank have been paid $1,000 per meeting attended and $375 per committee meeting attended. The total amount of fees paid to non-employee directors of the Bank during 1996, 1995 and 1994 were $160,000, $140,000 and $130,000, respectively.



            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION



    It is the duty of the Compensation Committee to administer the Company's compensation program and various incentive plans, including its stock option plan and its annual bonus plan. In addition, the Compensation Committee reviews compensation levels of members of management, evaluates the performance of management, considers management succession and related matters. The Compensation Committee reviews with the Board in detail all aspects of compensation for senior officers.



    The Compensation Committee has reviewed the compensation for each of the five highest paid officers for 1996 and has reported to the Board that in the Compensation Committee's opinion, the compensation of all officers is reasonable in view of the Company's consolidated performance and the contribution of those officers to that performance. In doing so, the Compensation Committee takes into account how compensation compares to compensation paid by competing companies as well as the Company's performance and economic conditions in the Company's service area. Members of the Compensation Committee also review compensation surveys provided by the State Banking Department and others.



    The Company has an Officer Incentive Program to motivate and compensate officers for their individual performance as well as to encourage a spirit of cooperation and teamwork to achieve the maximum performance for the Company as a whole. The Incentive Program is established prior to the beginning of each year by the Board after it reviews a recommendation from the Compensation Committee. The Board establishes a goal for pretax income for the Company at the start of the year based upon its evaluation of the local economy, a desired performance goal, and any special circumstances that might affect projected income. Officers participating in the Incentive Program are those officers who are expected to have a direct impact upon the net income of the Bank. Additionally, each officer is assigned a specific goal such as the amount of deposits, loans, or other requirements of his/her position. A determination is then made by the Compensation Committee at the end of the year regarding whether the Bank has met its threshold goal and whether the individuals have met their specific goals. An incentive award is then granted to officers who have met their goal based upon their level of performance combined with that of the Bank. For the year ended December 31, 1996, the Compensation Committee approved an incentive award of $100,000 for William H. Jacoby, $76,000 for Mark H. Stuenkel, $32,000 for Dannie
M. Hayes and $32,000 for Abdul S. Memon.



    No member of the Committee is a former or current officer or employee of the Company or any of its subsidiaries.



    The Compensation Committee report was completed by the Compensation Committee as of February 24, 1997. The members of the Compensation Committee filing the report were Phillip L. Bush, Michael J. Gertner, James W. Hamilton and Robert L. McKay.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


    The shares of the Company's Common Stock constitute the only outstanding class of voting securities of the Company. As of April 28, 1997, there were 3,043,000 shares of CCB Common Stock outstanding and entitled to vote and approximately 300 shareholders of record.



    The following table sets forth information regarding beneficial ownership of shares of the Company's Common Stock as of April 28, 1997 by all shareholders known to the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, all directors and executive officers of the Company and all current officers and directors of the Company as a group. Information with respect to beneficial ownership is based upon the Company's Common Stock records and data supplied to the Company by its shareholders.



                                                                                    AMOUNT AND NATURE OF
                                                                                      BENEFICIAL OWNER
                                          NAME AND ADDRESS                          AND PERCENT OF CLASS
TITLE OF CLASS                           OF BENEFICIAL OWNER                                 (1)
-----------------  ---------------------------------------------------------------  ---------------------

Common Stock       Phillip L. Bush................................................     103,050(3)       3.4%(3)
                   Director
                   10061 Talbert Ave.
                   Fountain Valley, CA 92708

Common Stock       Michael Gertner................................................      32,977(3)       1.1(3)
                   Director
                   4340 Campus Drive, Suite 100
                   Newport Beach, CA 92660

Common Stock       James W. Hamilton..............................................      83,472(3)       2.7(3)
                   695 Town Center Drive
                   Costa Mesa, CA 92626
                   Director

Common Stock       Farrell G. Hinkle, DDS, MSD....................................     139,596(3)       4.6(3)
                   Director
                   2740 South Bristol
                   Santa Ana, CA 92704

Common Stock       William H. Jacoby..............................................     231,664(2)       7.6(2)
                   President, Chief Executive Officer and Director
                   4100 Newport Place
                   Newport Beach, CA 92660

Common Stock       Robert L. McKay................................................     721,049(3)      23.7(3)
                   Director
                   4100 Newport Place
                   Newport Beach, CA 92660

Common Stock       Mark H. Stuenkel...............................................      52,149(4)       1.7(4)
                   Executive Vice President and Director
                   4100 Newport Place
                   Newport Beach, CA 92660

Common Stock       All Directors and Officers as a group .........................   1,394,702(6)      44.1(6)
                   (29 persons)

                                                                                    AMOUNT AND NATURE OF
                                                                                      BENEFICIAL OWNER
                                          NAME AND ADDRESS                          AND PERCENT OF CLASS
TITLE OF CLASS                           OF BENEFICIAL OWNER                                 (1)
-----------------  ---------------------------------------------------------------  ---------------------
Common Stock       Financial Institutions Partners, L.P...........................     342,797(5)      11.3(5)
                   c/o Hovde Capital Inc.
                   1110 Lake Cook Rd. #165
                   Buffalo Grove, IL 60089-1965

Common Stock       Basswood Partners..............................................     158,701        5.2
                   52 Forest Ave.
                   Paramus, NJ 07652


------------------------


(1) Except as otherwise indicated and subject to the Shareholder Agreements executed in connection with the Merger Agreement, each of the persons named in the table has the sole power to vote and dispose of his/her shares of Common Stock subject to community property laws where applicable.



(2) Includes 13,333 shares of Common Stock which may be purchased on the exercise of stock options.



(3) Includes 6,667 shares of Common Stock which may be purchased on the exercise of stock options.



(4) Includes 24,583 shares of Common Stock which may be purchased on the exercise of stock options.



(5) Includes 53,909 shares of Common Stock held beneficially by Hovde Financial, Inc, the corporate general partner of Financial Institutions Partners, L.P. Does not include the 266,659 additional shares of Common Stock which FIP has asserted a right to acquire. See "FIP LITIGATION, Item 3 in the Company's Annual Report on Form 10-K."



(6) Includes 92,914 shares of Common Stock which may be purchased on the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


    The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with the directors of the Company, the Company's shareholders and their affiliates on the same terms, including interest rates and collateral securing the loans, as those prevailing at the time for comparable transactions with unaffiliated persons, and which do not involve more than the normal risk of collectibility, nor present other unfavorable features.



CCB PERFORMANCE GRAPH


                                [GRAPH]

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

CALIFORNIA COMMERCIAL BANKSHARES


By:             WILLIAM H. JACOBY           April 26, 1997
        ---------------------------------
                William H. Jacoby
          PRESIDENT AND CHIEF EXECUTIVE
                     OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



       PHILLIP L. BUSH
------------------------------  Director/Secretary             April 26, 1997
       Phillip L. Bush

      MICHAEL J. GERTNER
------------------------------  Director/Treasurer             April 26, 1997
      Michael J. Gertner

      JAMES W. HAMILTON
------------------------------  Director                       April 26, 1997
      James W. Hamilton

      FARRELL G. HINKLE
------------------------------  Director                       April 26, 1997
      Farrell G. Hinkle

      WILLIAM H. JACOBY
------------------------------  Director/President, C.E.O.     April 26, 1997
      William H. Jacoby

       ROBERT L. MCKAY
------------------------------  Director/Chairman of the       April 26, 1997
       Robert L. McKay            Board

       MARK H. STUENKEL
------------------------------  Executive Vice President       April 26, 1997
       Mark H. Stuenkel

        ABDUL S. MEMON
------------------------------  Principal Financial &          April 26, 1997
        Abdul S. Memon            Accounting Officer




    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.