Form 10-Q
period 1997-03-31
CALIFORNIA COMMERCIAL BANKSHARES
filed 1997-05-15
CIK 704886

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
-------------------------------------------------------------------------------


                                   FORM 10 - Q


              X    QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
             ---      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 1997


                         Commission File Number  2-78788


                        CALIFORNIA COMMERCIAL BANKSHARES
                        --------------------------------

                CALIFORNIA                        95-3819471
           -------------------                  --------------
     (State of Other jurisdiction of    (IRS Employer Identification Number)
     incorporation or organization)


                  4100 NEWPORT PLACE, NEWPORT BEACH, CA  92660
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 3,040,000.

                        CALIFORNIA COMMERCIAL BANKSHARES


                                      INDEX


PART I.  FINANCIAL INFORMATION
_________________________________________________


Item 1.  Financial Statements.


          Consolidated Condensed Statements of Income for three months ended March 31, 1997 and March 31, 1996.

          Consolidated Condensed Balance Sheets March 31, 1997 and December 31, 1996.

          Consolidated Statement of Cash Flow for the three months ended March 31, 1997 and March 31, 1996.

          Notes to Consolidated Financial Statements March 31, 1997.


Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations.

                CALIFORNIA COMMERCIAL BANKSHARES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000'S Omitted)
                                   (Unaudited)

                                                   Three Months Ended March 31,

                                                       1997           1996
                                                       ----           ----
INTEREST AND FEE INCOME:
  Loans and Leases                                     5,193          4,770
  Investment Securities                                1,088            928
  Federal Funds Sold                                     330            573
                                                       -----          -----
     Total Interest and Fee Income                     6,611          6,271

INTEREST EXPENSE:
  Deposits                                             1,473          1,664
  Securities Sold Under Agreement
    to Repurchase                                          6              0
  Note Payable                                            43             59
                                                       -----          -----
     Total Interest Expense                            1,522          1,723

NET INTEREST INCOME                                    5,089          4,548

PROVISION FOR LOAN/LEASE LOSSES                          150            300

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN/LEASE LOSSES                                4,939          4,248

OTHER INCOME:
  Escrow Fees                                            155            121
  Service Charges                                        276            291
  Securities gains or (losses)                             0              0
  Other Income                                           233            291
                                                       -----          -----
       Total Other Income                                664            703

OTHER EXPENSES:
  Salaries and Employee Benefits                       1,934          2,178
  Occupancy, Furniture and Equipment                     581            511
  Data Processing                                        295            218
  Supplies                                                91             97
  Legal Fees                                             320            198
  Regulatory Assessments                                 157            140
  Losses on OREO                                          69             99
  Other                                                  590            726
                                                       -----          -----
     Total Other Expenses                              4,037          4,167

INCOME BEFORE INCOME TAXES                             1,566            784

  INCOME TAXES                                           627            314

NET INCOME                                               939            470

EARNINGS PER COMMON SHARE                              $0.30          $0.16

                        CALIFORNIA COMMERCIAL BANKSHARES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (000'S Omitted)
                                     ASSETS
                                                    March 31    December 31
                                                      1996          1995
                                                    --------    -----------
Cash and Due From Banks
   Non Interest-bearing                              $31,282       $28,849
Investment Securities - Available for Sale            75,738        91,504
Federal Funds Sold                                    25,000        14,500

Loans, net of unearned interest:
Commercial                                            84,534        80,927
Real Estate - Construction                            27,163        25,875
Real Estate - Equity Line                              6,939         7,487
Real Estate - Mortgage                                74,358        72,617
Installment and Other                                 22,012        19,706
Lease Contracts Receivable                             2,245         2,663
                                                     --------      --------
                                                     217,251       209,275
Less: Deferred Loan Fees & Costs                        (330)         (442)
                                                     --------      --------
                                                     216,921       208,833
Less: Reserve for Loan Loss                           (5,231)       (5,417)
                                                     --------      --------
Total Loans, net                                     211,690       203,416
                                                     --------      --------

Loans Available for Sale                               1,230         1,234
Real Estate Owned                                      3,333         2,657
Bank Premises, Furniture & Equipment                   1,339         1,435
Accrued Interest Receivable                            2,278         2,668
Deferred Income Taxes                                  2,541         2,541
Prepaid Expenses and Other Assets                      1,669         2,660
                                                    ---------     ---------
Total Assets                                        $356,100      $351,464
                                                    ---------     ---------
                                                    ---------     ---------

                       LIABILITIES AND SHAREHOLDERS EQUITY

Deposits:
Demand Deposit
    Non Interest Bearing                            $139,104      $146,257
    Interest Bearing                                  87,095        72,845
Savings Deposits                                      46,079        46,179
Time Certificates $100,000 and over                   33,365        32,324
Other Time Deposits                                   19,202        21,099
                                                    ---------     ---------
Total Deposits                                       324,845       318,704

Securities Sold Under Agreement to Repurchase            600
Note Payable                                             350         2,350
Interest Payable                                         158           148
Other Liabilities                                      4,118         5,262
Shareholders Equity:
    Capital Stock - Authorized 10,000,000 shares;
    Issued and outstanding 3,040,000 in 1997 and
    2,944,000 in 1996                                 14,680        14,382
Paid in Capital                                          497           497
Retained Earnings                                     11,184        10,244
Unrealized Gain (Loss) on investment securities
 available for sale (net of tax)                       (332)         (123)
                                                     --------      --------
Total Liabilities and Shareholders Equity            356,100       351,464
                                                     --------      --------
                                                     --------      --------

                        CALIFORNIA COMMERICAL BANKSHARES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                       FOR THE THREE MONTHS ENDED MARCH 31
                                 (000's Omitted)
                                   (Unaudited)

                                                        1997           1996
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                        939            470
Adjustments to reconcile net income (loss) to net
      cash from operating activities:
    Depreciation and Amortization                        128            104
    Amortization of discounts and premiums on
      investment securities available for sale           (97)           140
    Provision for loan and lease losses                  150            300
    Provision for selling expenses on other real
      estate owned                                        43
    Loss (gain) on sale of other real estate owned                       20
    (Gain) loss on sale of other real estate owned       (35)
     Decrease (increase) in accrued interest
       receivable                                        390            145
    (Decrease) increase in deferred loan fees           (112)          (202)
    Increase (decrease) in unearned lease income         (49)            24
    (Increase) decrease in other assets                1,182            393
    Net  increase (decrease) in interest payable and
      other liabilities                                 (535)           575
                                                       ------         ------
       Net cash from operating activities              2,004          1,969


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investment securities
  available for sale                                  55,022         13,079
Purchase of investment securities available for
  sale                                               (39,558)       (26,053)
Net (increase) decrease in loans and investment in
  leases                                              (9,180)          (186)
Recoveries of loans and investment in leases              51            148
Purchases of property                                    (31)          (167)
Additions to other real estate owned                                   (142)
Proceeds from sale of other real estate owned            186
                                                       ------       --------
  Net cash from investing activities                   6,490        (13,321)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                    6,141           (283)
(Decrease) increase in note payables                  (2,000)            (1)
Proceeds from excercise of common stock options          298             70
                                                       ------       --------
  Net cash from financing activities                   4,439           (214)


Net (Decrease) Increase In Cash And Cash Equivalents  12,933        (11,566)

Cash And Cash Equivalents At Beginning Of Year        43,349         73,549

 Cash And Cash Equivalents At March 31                56,282         61,983

                        CALIFORNIA COMMERCIAL BANKSHARES

Notes To Consolidated Condensed Financial Statements:

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Note 2 - Earnings per share were computed based on the following weighted average outstanding shares:


     Three Months Ended March 31, 1997..........3,142,000


     Three Months Ended March 31, 1996..........2,939,000

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

The following chart shows comparative data for selected items of the financial statements:


                                                                       Percent
                                          March 31      March 31      Increase/
                                            1997          1996        (Decrease)
                                          --------      --------      ----------
  (in thousands)
Averages for the Three Months Ended:
    Total Assets                          $347,419        $329,468         5.45
    Investment securities                   73,997          63,136        17.20
    Fed funds sold                          25,989          43,330       (40.20)
   Gross loans                             212,817         195,141         9.06
   Total deposits                          314,649         303,405         3.71
   Interest bearing deposits               178,686         183,370        (2.55)
   Other interest bearing liabilities        2,642           2,350        12.43

Results of Operations:
    Interest Income                          6,611           6,271         5.42
    Interest Expense                         1,522           1,723       (11.67)
    NET INTEREST INCOME                      5,089           4,548        11.90
    Provision for loan losses                  150             300       (50.00)
    NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES             4,939           4,248        16.27
     Non-interest income                       664             703        (5.55)
     Non-interest expense                    4,037           4,167        (3.12)
     INCOME (LOSS) BEFORE INCOME
       TAXES                                 1,566             784        99.74
     Income tax expense (benefit)              627             314        99.68
     NET INCOME (LOSS)                         939             470        99.79

Ending Balance Sheet Data:
     Assets                                356,100         334,466         6.47
     Securities                             76,341          74,976         1.82
     Loans, net of deferred fees
       and costs                           218,152         193,874        12.52
     Allowance for loan losses               5,231           6,737       (22.35)
     Deposits                              324,845         308,223         5.39
     Borrowed funds                            350           2,350       (85.11)
     Common shareholders' equity            26,029          21,389        21.69

Per Share Data and Other Selected Ratios:
    Earnings (loss) per common and common
        equivelant share                       .30             .16        87.50
     Dividends declared per share                0               0          N/A
     Book value per share                     8.56            7.26        17.91
     Shareholders' equity to assets
       at period end                          7.31            6.40        14.30
     Return on average assets                 1.10             .57        92.98
     Return on average equity                14.73            8.87        66.07
     Average equity/average assets            7.44            6.47        14.99
     Net intertest margin                     6.60            6.07         8.73

During the first quarter of 1997, the Company continued its efforts of controlling costs and improving asset quality as well as maintaining projected growth. The growth was achieved in total assets including total loans and total earning assets as well as total deposits.

The following table shows average earning assets and interest bearing liabilities and their relative cost and yield without loan fees and loan costs.

                   For the Three Months Ended March 31,

                             1997              1996      Percent
                                                         Increase/     Yield
(in thousands)             Amt  Yld          Amt  Yld   (Decrease)     Diff
                           ---  ---          ---  ---                  ----
Average Earning
  Assets              $312,803  8.32    $301,606  8.01       3.71       .31

Average interest
  bearing liabilities $178,686  3.45    $185,720  3.73      (3.79)     (.28)

According to Company policy loans past due 90 days or more as to interest or principal payments are placed on non accrual. Loans accounted for on a non accrual basis amounted to $3,194,000 on March 31, 1997 as compared to $15,144,000 on March 31, 1996. Other real estate owned totaled $3,333,000 on March 31, 1997 as compared to $2,598,000 on March 31, 1996.

The Company follows SFAS 114 with respect to impaired loans which states - "A loan is impaired when, based on current financial information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement...All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement." (See Accounting Pronouncements)

A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Six months is the maximum period of delay allowed before a loan is considered impaired. As of March 31, 1997 the aggregate amount of impaired loans measured under present value method and fair value methods were $4,901,000.

The following loans are exempt from SFAS 114 due to their characteristics as smaller balance homogeneous loans: credit card loans, leases, overdraft protection loans and consumer loans. Risk in these loans is accounted for by applying an historic loss percentage to the loan pool.

Difference between non accrual and impaired loans:

Non Accrual Loans - These loans are on non accrual primarily for one of two reasons; 1) the loan is past due in interest or principal payments for 90 days or more but sufficient collateral is held to offset any potential loss, or 2) full payment of all principal plus interest is doubtful.

Impaired Loan - A loan can be impaired also for two reasons; 1) a restructure of the original note has occurred resulting in a reduced interest rate. The loan is then considered impaired due to present value calculations, or 2) full collection of all principal and interest as currently scheduled is not expected.

The Company's policy with respect to the recognition of interest income for impaired loans is to recognize the income on an accrual basis for only those loans that are not on non accrual. If the loan is on non accrual the interest received is generally not recognized as income but instead is applied as reduction to the principal. Income may be recognized on a cash basis on non accrual only if the net principal balance is adequately covered by collateral and has shown a minimum of six months performance since being restructured.

According to Company policy a loan that is not performing or has been non performing for over 90 days is charged off unless sufficient collateral is held to offset the loss amount. If collateral is held, then appropriate measures should be taken to obtain possession of the collateral for immediate sale. This policy applies to all types of loans including impaired loans.

The following table shows the total charge offs, recoveries and the net result for the three months ended March 31, 1997 and 1996.

                               Three Months Ended:

                                    March 31
                                 1997    1996
                                 ----    ----
   (in thousands)
Charge Offs                       386     253
Recoveries                         51     148
Net Charge Offs                   335     105


For the three months ended March 31, 1997 and 1996 the Company added $150,000 and $300,000 respectively to its reserve for loan and lease losses. The reserve balance as of March 31, 1997 was $5,147,000 which was 2.40% of total loans and leases which compares with $6,736,000 and 3.47%, respectively, on March 31, 1996.

                              RESULTS OF OPERATIONS

INTEREST INCOME AND INTEREST EXPENSE

The Company's primary source of revenue is interest income. The average interest earning assets increased to $312,803,000 in the first quarter of 1997 compared to $301,607,000 in the first quarter of 1996. The net interest income without the loan fees increased from $4,284,00 to $4,892,000 from the first quarter of 1996 to the same period of 1997. The net yield without the loan fees increased from 5.71 to 6.34 as the yield on earning assets increased from 8.01% to 8.32% from the first quarter of 1996 to first quarter of 1997. This was due to a significant reduction in nonperforming loans which declined from $15,144,000 on March 31, 1996 to $3,194,000 on March 31, 1997. The Company
continued to focus on monitoring the performance of the outstanding loans, identifying potential problems and collecting identified problem loans and real estate owned. At the same time, the Company has maintained its refined loan underwriting and approval process, seeking higher quality credits.

The following table shows the average balances of interest earning assets and interest bearing liabilities and interest (excluding loan fees and costs) earned and paid on those balances.

                    1st Quarter 1997                   1st Quarter 1996
                    ----------------                   ----------------

(in thousands except for interest rates)

              Average               Interest     Average                Interest
              Balance    Interest     Rate       Balance    Interest      Rate
Assets        -------    --------     ----       -------    --------      -----
Securities     73,997      1,088      5.96        61,136       928        5.91
Fed Funds      25,989        330      5.15        43,330       573        5.32
Loans         212,817      4,996      9.52       195,141     4,505        9.29
              -------      -----      ----       -------     -----        ----
 TOTAL        312,803      6,414      8.32       301,607     6,007        8.01
              -------      -----      ----       -------     -----        ----


Liabilities
Savings       127,081        858      2.74       119,168       843        2.85
Time           51,606        616      4.84        64,203       821        5.14
Other           2,642         49      7.52         2,350        59       10.09
              -------      -----      ----       -------     -----       -----
 TOTAL        181,329      1,523      3.40       185,720     1,723        3.73
              -------      -----      ----       -------     -----        ----


Net Interest Income        4,891                             4,284
Net Spread on Earning
  Assets                              6.34                                5.71


In recent months, the continued recovery of the Southern California economy, particularly in Orange County, has resulted in strong growth in deposits at the Company, significantly above historical growth. Although the Company has also seen continued improvement in loan demand consistent with overall market growth during the continued recovery of the Southern California economy, the increase in demand to date has not been sufficient to permit the Company fully to utilize new deposits to fund loans, and accordingly the Company has increased its relative holdings of securities investments. Management of the Company believes that loan demand will continue to improve, but there can be no assurance that there will be sufficient loan demand in the future to keep pace with increases in deposits such that desirable levels of securities held relative to loans can be maintained.

OTHER INCOME AND OTHER EXPENSES - Non-interest income decreased by $39,000 to $664,000 in the first quarter of 1997 compared to $704,000 for the same period a year ago. The decrease was largely due to decrease in Rental Income on foreclosed properties which declined from $53,000 in the first quarter 1996 to $14,000 in 1997.

Non-interest expense decreased by $130,000 from $4,167,000 in the first quarter of 1996 to $4,037,000 in 1997. Following is a summary of changes in various categories of non-interest expense for the first quarter of 1997 compared to the same period of 1996.

Advertising                          $(23,000)
Loan Related Expense                  (36,000)
Salaries & Benefits                  (244,000)
Occupancy, Furniture & Eq.             70,000
Data Processing                        77,000
Legal Fees                            122,000
Regulatory Assessments                 17,000
Losses on OREO                        (30,000)
Overdrafts & Credit Card Losses       (58,000)
Other                                 (25,000)
                                    ----------
Total                               $(130,000)

The major increases or decreases were in the following categories:

1. Salaries and benefits decreased due to reorganization of bank operations and business development which resulted in reduced overhead.

2. Data Processing increased due to increases related to data processing expenses that the Bank pays for its customers who maintain large profitable accounts.

3. Legal fees remained high as the Bank continues to resolve litigation matters.

4. Occupancy expense increased due to increased rent and amortization of upgraded equipment and software.

ACCOUNTING PRONOUNCEMENTS

On January 1, 1996, the Company adopted a Statement on Special Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, or to be disposed of, be reviewed for impairment based on the fair value of the asset. Furthermore, this Statement requires that certain long-lived assets and identifiable intangibles to be disposed of, be reported at the lower of carrying amount of fair value less cost to sell. The Company has determined that the impact of this Statement on its operations and financial position is not material.

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

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended in December 1996 by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 applies prospectively to financial statements for fiscal years beginning after March 31, 1997. However, SFAS No. 127 defers for one year the effective date of certain provisions within SFAS No. 125. SFAS No. 125 does not permit earlier or retroactive application. As of March 31, 1997, the Company has not adopted SFAS No. 125, as amended by SFAS No. 127; however, the Company does not believe the impact on its operations and financial position will be material upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

It is the Company's policy to always maintain adequate liquidity in cash, federal funds and in readily marketable government securities. The Company's total liquid assets on March 31, 1997 were: Cash and Due From Banks $31,282,000, Federal Funds Sold $25,000,000, and Investment Securities free of collateral $66,000,000; totaling $122,282,000 or 34% of total assets. Additionally, the majority of the Company's loans are on a short term basis, maturing in approximately one year, which, combined with lines of credit with correspondent banks, provides additional liquidity.

In December 1988, the Company obtained a $3,000,000 term loan from another financial institution for the purpose of providing additional capital to the Bank. The Credit Agreement for this loan was amended pursuant to a Second Amendment to the Credit Agreement dated August 25, 1994. The Second Amendment was supported by a Support Agreement between a shareholder and Director of the Company and the Company whereby the shareholder guaranteed the payment of the loan.

To compensate the shareholder for signing the Support Agreement, the Company signed a Holding Company Support Agreement whereby the Company: (1) paid the shareholder a standby fee of $23,500 in 1994 and 1995, and 1996 (2) issued to the shareholder warrants to purchase 25,000 shares of common stock of the Company at an exercise price of $6.74 per share which was equal to 80% of the book value per share of the Company on December 31, 1996.

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

In March of 1997 the Company paid down the shareholder $2,000,000, paid an annual fee of $3,500 at 1% of the remaining $350,000 and issued 3,723 warrants at an excersize price of $6.74 per share which was equal to 80% of the book value per share of the Company on December 31, 1996.

On April 1, 1997 the Company paid the remaining $350,000 to the shareholder.


RISK-BASED CAPITAL STANDARDS AND OTHER REGULATORY MATTERS

On April 8, 1992, the Bank executed a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "Comptroller"). On November 15, 1996 the Comptroller as a result of the examination as of September 30, 1996, determined that the continued existence of the Formal Agreement was no longer necessary and the Agreement was terminated as of that date.

On May 27, 1993, the Company executed a Memorandum of Understanding (the "Memorandum") with the Federal Reserve Bank of San Francisco (the "Fed"). On March 13, 1997 the Fed as a result of the examination as of December 31, 1996, determined that the memorandum was no longer necessary and the memorandum was terminated as of that date.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 1997, and 1996 that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1997 and 1996 the most recent notification from the Comptroller categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risked-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                       To Be Well
                                                                                                   Capitalized Under
                                                                           For Capital             Prompt Corrective
                                                   Actual               Adequacy Purposes          Action Provisions
                                              Amount    Ratio           Amount      Ratio          Amount      Ratio
                                              ------    -----           ------      -----          ------      -----
As of March 31, 1997:

Total Capital (to Risk Weighted Assets)
     Consolidated                        $29,541,000    11.70%    $20,187,000       8.0%             N/A
     Subsidiary Bank                     $28,936,000    11.49%    $20,131,000       8.0%     $25,164,000      10.0%
Tier I Capital (to Risk Weighted Assets)
     Consolidated                        $26,361,000    10.45%    $10,094,000       4.0%             N/A
     Subsidiary Bank                     $25,765,000    10.24%    $10,066,000       4.0%     $15,098,000       6.0%
Tier I Capital (to Average Assets)
     Consolidated                        $26,361,000     7.58%    $13,910,000       4.0%             N/A
     Subsidiary Bank                     $25,765,000     7.41%    $13,898,000       4.0%     $17,373,000       5.0%

As of March 31, 1996:

Total Capital (to Risk Weighted Assets)
     Consolidated                        $24,351,000    10.98%    $17,710,000       8.0%            N/A
     Subsidiary Bank                     $25,749,000    11.62%    $17,700,000       8.0%    $22,125,000       10.0%
Tier I Capital (to Risk Weighted Assets)
     Consolidated                        $21,535,000     9.73%     $8,855,000       4.0%            N/A
     Subsidiary Bank                     $22,934,000    10.37%     $8,850,000       4.0%    $13,275,000        6.0%
Tier I Capital (to Average Assets)
     Consolidated                        $21,535,000     6.53%    $13,185,000       4.0%            N/A
     Subsidiary Bank                     $22,934,000     6.96%    $13,175,000       4.0%    $16,469,000        5.0%


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

PDI LITIGATION. NATIONAL BANK OF SOUTHERN CALIFORNIA V. VINCENT E. GALEWICK, PERFORMANCE DEVELOPMENT, INC. ET. AL (the "PDI Litigation") is an interpleader action filed by the Bank on August 22, 1995 in the Orange County Superior Court. The dispute arose from a demand by the California Department of Corporations under California Government Code Section 7480 on August 17, 1995 for the identification of account names and account numbers associated with Vincent Galewick and Performance Development Inc. As a result of receipt of a declaration by the California Department of Corporations under California Financial Code Section 952, the Bank froze $12,301,113.01 in their accounts. On August 21, 1995, a temporary restraining order was issued restraining Performance Development, Inc., Vincent Galewick and others from transferring funds. The Bank was thereafter threatened by various parties with lawsuits for refusal to release the funds, and an attack was made on the applicability of the temporary restraining order to the funds. The Bank deposited the funds with the Orange County Superior Court and filed the interpleader action to allow the court to determine the disposition of the funds. In response, the defendants filed a cross complaint against the Bank alleging $25 million (the original claim alleged $45 million and was reduced during discovery) in damages due to lost opportunities, breach of contract, loss of goodwill and damage to their reputation due to the inability to use the $12,301,113.01. Additional claims for an unspecified amount of punitive damages, consequential damages and incidental damages have been alleged. Discovery has not yet been completed.

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

On April 11, 1996, FIP received confirmation from the Federal Reserve Bank of San Francisco that no regulatory approval was required for the purchase of the Additional Shares. On April 24, 1996, Hovde Financial, Inc., the corporate general partner of FIP, purchased 53,909 shares of the Company's Common Stock in the open market. FIP thereafter refused to purchase the Additional Shares on the grounds that the PDI Litigation constituted a material adverse change in the Company's financial condition and therefore the closing conditions were not, and could not, be satisfied by the Company.

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

FIP filed a complaint dated December 19, 1996 in the United States District Court for the Central District of California against the Company, the Bank and certain of their respective officers and directors alleging violation of Section 10 (b) (5) promulgated under the Securities Exchange Act of 1934, intentional misrepresentation, negligent misrepresentation and suppression of fact and rescission of FIP's purchase of the Initial Shares, consequential damages in excess of $1,650,000 and punitive damages due to the alleged failure by the Company to disclose all material facts regarding the PDI Litigation. In the alternative, FIP seeks a declaratory judgement requiring the Company to sell the Additional Shares to FIP at $6.75 per share if FIP determines it wishes to purchase such shares following a review of all information regarding the PDI Litigation.

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

RECENT DEVELOPMENTS

On December 18, 1996, the Board of Directors of the Company (with one director absent) approved an Agreement and Plan of Reorganization (the "Merger Agreement") with Monarch Bancorp ("Monarch"). The Merger Agreement provides for the merger of the Company with and into Monarch, with Monarch as the surviving corporation. In connection with the merger, each share of common stock issued and outstanding at the effective time of the merger (other than (a) shares which have not been voted in favor of the principal terms of the merger and with respect to which dissenters' rights have been perfected in accordance with California law, and (b) shares held directly or indirectly by Monarch, other than shares held in a fiduciary capacity or in satisfaction of a debt previously contracted) will be converted into one share of Monarch common stock. As a result of the merger, holders of common stock immediately prior to the merger will own approximately 43% of the outstanding common stock of Monarch.

As a condition to consummation of the merger, each of William H. Jacoby, Robert
L. McKay and Mark H. Stuenkel will be appointed to the Monarch Board of Directors effective upon consummation of the merger. In addition, Monarch and the Company have agreed to take all actions necessary to consummate the merger of Monarch Bank with and into NBSC, with NBSC as the surviving corporation.

Consummation of the merger is subject to the satisfaction of certain conditions, including, (a) the approval by the shareholders of the Company and Monarch of the principal terms of the merger, (b) receipt of approvals and consents required by law in connection with the approval of the merger, (c) designated of the common stock of Monarch for listing on the NASDAQ National Market System,
(d) receipt of an opinion that the merger will be a tax-free reorganization, and
(e) confirmation that the merger may be accounted for as a pooling of interests (a condition which may be waived by the parties).

More detailed information regarding the merger is set forth in the joint proxy statement of the Company and Monarch dated May 12, 1997.

On April 29, 1997, Monarch executed an Agreement and Plan of Reorganization with SC Bancorp which provides for the shareholders of SC Bancorp to receive shares of Monarch common stock based on a purchase price of $14.25 per share of common stock of SC Bancorp using a floating exchange ratio and a price range. If the merger is consummated, shareholders of the Company (other than those perfecting dissenters' rights) will be entitled to vote on the merger of Monarch and SC Bancorp at a special meeting called for that purpose.

SIGNATURES:


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA COMMERCIAL BANKSHARES
(Registrant)





Date:        May 12, 1997       William H. Jacoby
          -----------------  -------------------------
                                William H. Jacoby
                                    President




Date:        May 12, 1997       Abdul S. Memon
          -----------------  -------------------------
                                Abdul S. Memon
                             Chief Financial Officer